Form 10-Q
period 2011-12-31
5V Inc.
filed 2012-02-21
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of February 21, 2012.

5V INC.

- INDEX -

		Page
PART I –	FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2011 and 2010 and the Period from February 19, 2010 (Inception) to December 31, 2011	3

	Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Inception) to December 31, 2011 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2011 and 2010 and the Period from February 19, 2010 (Inception) to December 31, 2011	5

	Notes to the Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II –	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

The results for the period ended December 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$500	$750
Total assets	$500	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$11,900	$15,500
Advances from related party	39,264	-
Total current liabilities	51,164	15,500

Noncurrent liabilities
Advances from related party	-	28,814
Total liabilities	51,164	44,314

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(51,414)	(44,314)
Total stockholders' deficit	(50,664)	(43,564)
Total liabilities and stockholders’ deficit	$500	$750

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		February 19, 2010 ( Inception) to December 31, 2011
	December 31, 2011	December 31, 2010

Expenses

Filing fees	$600	$844	$5,144
Accounting fees	1,500	-	6,213
Agent fees	-	99	1,118
Tax expense	-	439	439
Legal fees	5,000	11,875	38,500
Total operating expenses	7,100	13,257	51,414

Net loss	$(7,100)	$(13,257)	$(51,414)
Loss per common share:
Loss per common share- basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
From February 19, 2010 (Inception) to December 31, 2011
(Unaudited)

			Accumulated
			Deficit
			During the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(37,012)	(37,012)
Balance, September 30, 2011	7,500,000	$750	$(44,314)	$(43,564)
Net loss	-	-	(7,100)	(7,100)
Balance, December 31, 2011	7,500,000	$750	$(51,414)	$(50,664)

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended		February 19, 2010 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,100)	$(13,257)	$(51,414)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	7,100	-	35,914
Changes in operating assets and liabilities:
Prepaid expenses	250	5,000	(500)
Accounts payable	(250)	7,618	15,250
Net cash used in operating activities	-	(639)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	750
Net advances from related party	-	639	-
Net cash provided by financing activities	-	639	750

NET CHANGE IN CASH AND CASH EQUIVALENTS	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-	$-

Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid directly by related party	$3,350	$-	$3,350

The accompanying notes are an integral part of these financial statements

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

On May 3, 2011, the Company effectuated a merger (the “Merger”) pursuant to which its wholly-owned subsidiary, 5V Inc. (“5V”) merged with and into the Company, with the Company continuing as the surviving corporation and the officer and directors of the Corporation replacing the sole officer and director of 5V.  On the same day, the Company changed its name from “China Gate Acquisition Corp. 1” to “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ending September 30, 2011, as reported in Form 10-K, were omitted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $51,414. The Company has working capital deficit of $50,664, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

As of December 31, 2011, the Company issued 7,500,000 common shares for $750 at par value of $0.0001.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, totaling $39,264 and $28,814 as of December 31, 2011 and September 30, 2011, respectively. The Company expects to repay the advances outstanding at December 31, 2011 within the next 12 months.

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of December 31, 2011 and September 30, 2011.

NOTE 7 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events pursuant to ASC Topic 855. The Company is not aware of any subsequent events, which would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of 5V Inc., formerly known as China Gate Acquisition Corp. 1 (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us; however, we have not entered into any agreements regarding such a transaction. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to  numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets of $500, comprised exclusively of prepaid expenses.  This compares with assets of $750, comprised exclusively of prepaid expenses as of September 30, 2011. As of December 31, 2011, the Company had total liabilities equal to $51,164, comprised of $11,900 in accounts payable and $39,264 in advances from a related party. This compares with total liabilities of $44,314, comprised of $15,500 in accounts payable and $28,814 in long-term advances from a related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2011 and 2010 and for the cumulative period from February 19, 2010 (Inception) to December 31, 2011:
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	For the Cumulative Period from February 19, 2010 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$-	$(639)	$(750)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$639	$750
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2011, the Company had a net loss of $7,100, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended December 31, 2010, the Company had a net loss of $13,257, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 on  November 9, 2010 and the filing of the Company’s periodic reports.

For the period from February 19, 2010 (Inception) to December 31, 2011, the Company had a net loss of $51,414, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

**3.2	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on May 3, 2011.

*3.3	Bylaws.

31.1
Certification of the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

5V INC.

Dated: February 21, 2012	By:	/s/ Chi Wu
Chi Wu
President