Form 10-Q
period 2012-03-31
5V Inc.
filed 2012-05-15
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2012.

5V INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2012 (Unaudited) and September 30, 2011	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2012 and 2011 and the Period from February 19, 2010 (Inception) to March 31, 2012	3

	Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Inception) to March 31, 2012 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2012 and 2011 and the Period from February 19, 2010 (Inception) to March 31, 2012	5

	Notes to the Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$250	$750
Total assets	$250	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,466	$15,500
Advances from related party	48,258	-
Total current liabilities	51,724	15,500

Noncurrent liabilities
Advances from related party	-	28,814
Total liabilities	51,724	44,314

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(52,224)	(44,314)
Total stockholders' deficit	(51,474)	(43,564)
Total liabilities and stockholders’ deficit	$250	$750

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		February 19, 2010
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	( Inception) to March 31, 2012

Expenses
Filing fees	$1,602	$-	$2,202	$844	$6,746
Accounting fees	2,994	250	4,494	250	9,207
Agent fees	164	-	164	99	1,282
Tax expense	350	-	350	439	789
Legal fees	(4,300)	6,875	700	18,750	34,200
Total operating expenses	810	7,125	7,910	20,382	52,224

Net loss	$(810)	$(7,125)	$(7,910)	$(20,382)	$(52,224)
Loss per common share:
Loss per common share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
From February 19, 2010 (Inception) to March 31, 2012
(Unaudited)

			Accumulated
			Deficit
			During the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss for year ended September 30, 2011	-	-	(37,012)	(37,012)
Balance, September 30, 2011	7,500,000	$750	$(44,314)	$(43,564)
Net loss for quarter ended December 31, 2011	-	-	(7,100)	(7,100)
Balance, December 31, 2011	7,500,000	$750	$(51,414)	$(50,664)
Net loss for quarter ended March 31, 2012	-	-	(810)	(810)
Balance, March 31, 2012	7,500,000	$750	$(52,224)	$(51,474)

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		February 19, 2010 (Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,910)	$(20,382)	$(52,224)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	7,910	-	36,724
Changes in operating assets and liabilities:
Prepaid expenses	500	5,000	(250)
Accounts payable	(500)	6,750	15,000
Net cash used in operating activities	-	(8,632)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	750
Net advances from related party	-	8,632	-
Net cash provided by financing activities	-	8,632	750

NET CHANGE IN CASH AND EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-	$-

Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid directly by related party	$11,534	$-	$11,534

The accompanying notes are an integral part of these financial statements

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
(UNAUDITED)

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

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
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

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $52,224. The Company has working capital deficit of $51,474, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

As of March 31, 2012, the Company issued 7,500,000 common shares for $750 at par value of $0.0001.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, totaling $48,258 and $28,814 as of March 31, 2012 and September 30, 2011, respectively. The Company expects to repay the advances outstanding at March 31, 2012 within the next 12 months.

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of March 31, 2012 and September 30, 2011.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets of $250, comprised exclusively of prepaid expenses.  This compares with assets of $750, comprised exclusively of prepaid expenses as of September 30, 2011. As of March 31, 2012, the Company had total liabilities equal to $51,724, comprised of $3,466 in accounts payable and $48,258 in advances from a related party. This compares with total liabilities of $44,314, comprised of $15,500 in accounts payable and $28,814 in long-term advances from a related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2012 and 2011 and for the cumulative period from February 19, 2010 (Inception) to March 31, 2012:

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	For the Cumulative Period from February 19, 2010 (Inception) to March 31, 2012
Net Cash (Used in) Operating Activities	$-	$(8,632)	$(750)
Net Cash Provided by Financing Activities	$-	$8,632	$750
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended March 31, 2012, the Company had a net loss of $810 and $7,910, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three and six months ended March 31, 2011, the Company had a net loss of $7,125 and $20,382, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from February 19, 2010 (Inception) to March 31, 2012, the Company had a net loss of $52,224, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

*3.2	Bylaws.

31.1
Certification of the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

5V INC.

Dated: May 15, 2012	By:	/s/ Chi Wu
Chi Wu
President