Form 10-Q
period 2012-06-30
5V Inc.
filed 2012-09-05
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54175

5V Inc.
(Exact name of registrant as specified in its charter)

Delaware	27–3828846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7th Floor, Tower B, Four Points Sheraton Hotel, Futian, Shenzhen, China
 (Address of principal executive offices)

+86-13510608355
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 27, 2012.

5V, INC.
JUNE 30, 2012
(Unaudited)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2012 and 2011 and the Period from February 19, 2010 (Inception) to June 30, 2012	3

	Statement of Stockholders’ Deficit for the Period from February 19, 2010 (Inception) to June 30, 2012 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2012 and 2011 and the Period from February 19, 2010 (Inception) to June 30, 2012	5

	Notes to the Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$-	$750
Total assets	$-	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,108	$15,500
Advances from related party	52,110	-
Total current liabilities	56,218	15,500

Noncurrent liabilities
Advances from related party	-	28,814
Total liabilities	56,218	44,314

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding	750	750
Deficit accumulated during development stage	(56,968)	(44,314)
Total stockholders' deficit	(56,218)	(43,564)
Total liabilities and stockholders’ deficit	$-	$750

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		February 19, 2010 ( Inception) to June 30, 2012
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Expenses
Filing fees	$844	$2,134	$3,046	$2,978	$7,590
Accounting fees	500	538	4,994	788	9,707
Agent fees	-	-	164	99	1,282
Tax expense	-	-	350	439	789
Legal fees	3400	1,875	4,100	20,625	37,600
Total operating expenses	4,744	4,547	12,654	24,929	56,968

Net loss	$(4,744)	$(4,547)	$(12,654)	$(24,929)	$(56,968)
Loss per common share:
Loss per common share- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM FEBRUARY 19, 2010 (INCEPTION) TO JUNE 30, 2012
(UNAUDITED)

			Accumulated
			Deficit
			During the
	Common Shares		Development
	Number	Amount	Stage	Total

Founder shares	7,500,000	$750	$-	$750
Net loss	-	-	(7,302)	(7,302)
Balance, September 30, 2010	7,500,000	$750	$(7,302)	$(6,552)
Net loss	-	-	(37,012)	(37,012)
Balance, September 30, 2011	7,500,000	$750	$(44,314)	$(43,564)
Net loss for nine months ended June 30, 2012	-	-	(12,654)	(12,654)
Balance, June 30, 2012	7,500,000	$750	$(56,968)	$(56,218)

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended		February 19, 2010 (Inception) to June 30, 2012
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,654)	$(24,929)	$(56,968)
Adjustment to reconcile net loss to net cash
used in operating activities:
Company expenses paid by related party	12,654	-	41,468
Changes in operating assets and liabilities:
Prepaid expenses	750	5,000	-
Accounts payable	(750)	7,663	14,750
Net cash used in operating activities	-	(12,266)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	750
Net advances from related party	-	12,266	-
Net cash provided by financing activities	-	12,266	750

NET CHANGE IN CASH AND EQUIVALENTS	-	-	-
CASH AT THE BEGINNING OF THE PERIOD	-	-	-
CASH AT THE END OF THE PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid directly by related party	$10,642	$-	$10,642

The accompanying notes are an integral part of these financial statements

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 1 –BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

5V, Inc. (the “Company”), formerly China Gate Acquisition Corp. 1, was organized on February 19, 2010 as a Delaware corporation with fiscal year ending September 30. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

Recent Developments

On April 28, 2011, the Company incorporated a wholly-owned subsidiary under the name “5V Inc.” under the laws of the State of Delaware.

On May 3, 2011, the Company effectuated a merger (the “Merger”) pursuant to which its wholly-owned subsidiary, 5V, Inc. (“5V”) merged with and into the Company, with the Company continuing as the surviving corporation and the officer and directors of the Corporation replacing the sole officer and director of 5V.  On the same day, the Company changed its name from “China Gate Acquisition Corp. 1” to “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

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
JUNE 30, 2012 AND 2011
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

Recently Issued and Newly Adopted Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $56,968. The Company has working capital deficit of $56,218, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

5V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.

As of June 30, 2012, the Company issued 7,500,000 common shares for $750 at par value of $0.0001.

NOTE 5 – RELATED PARTY

One of the Company’s stockholders advanced funds to the Company by paying the Company’s legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, totaling $52,110 and $28,814 as of June 30, 2012 and September 30, 2011, respectively. The Company expects to repay the advances outstanding at June 30, 2012 within the next 12 months.

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

As of the balance sheet date, the carrying amounts of financial instruments including prepaid expenses, accounts payable, and advances from related party approximated fair value because of the relatively short maturity of these instruments. There were no other financial instruments as of June 30, 2012 and September 30, 2011.

NOTE 7 – SUBSEQUENT EVENTS

On August 24, 2012 in connection with the terms and conditions of the Purchase Agreement, Jun Jiang and Xiong Wu (collectively, the "Purchasers") purchased all of the issued and outstanding shares of common stocks of the company from the company’s existing stockholders (the "Sellers"), which is an aggregate of 7,500,000 shares of the Company’s Common Stock to the Purchasers for an aggregate purchase price of $250,000.  As a result of the consummation of the transactions consummated by the Purchase Agreement, the Purchasers collectively own 100% of the Company’s outstanding common stock, resulting in no liability owed to the original shareholders (the "Sellers") in the subsequent quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of 5V, Inc., formerly known as China Gate Acquisition Corp. 1 (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

On April 28, 2011, the Company incorporated a wholly-owned subsidiary under the name “5V, Inc.” under the laws of the State of Delaware.

On May 3, 2011, the Company effectuated a merger (the “Merger”) pursuant to which its wholly-owned subsidiary, 5V, Inc. (“5V”) was merged with and into the Company, with the Company continuing as the surviving corporation and the officer and directors of the Corporation replacing the sole officer and director of 5V.  On the same day, the Company changed its name from “China Gate Acquisition Corp. 1” to “5V, Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

On August 24, 2012 (the "Closing Date"), in connection with the terms and conditions of a Securities Purchase Agreement, dated August 24, 2012 (the "Purchase Agreement"), Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stock of the Company.  In connection with the terms and conditions of the Purchase Agreement,  Chi Wu resigned (i) as President, Secretary, and all other officer positions of the Company, effective upon the Closing, and (ii) as director of the Company, effective ten (10) days following the filing of an Information Statement on Schedule 14f-1 and mailing to Company shareholders (the “Effective Time”) with respect to the change in a majority of the board of directors. Concurrent with the Closing, the board of directors of the Company (the "Board") (i) appointed Jun Jiang to serve as Chairman of the Board, President and a director of the Company effective immediately following the Closing, (ii) appointed Xiong Wu to serve as Executive Vice Presidentand a director of the Company effective as of the Effective Time and (iii) appointed Jingquan Lu to serve as Vice President, Secretary and Treasurer of the Company effective as of the Closing Date.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next 12 months we anticipate incurring costs related to:

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had no assets.  This compares with assets of $750, comprised exclusively of prepaid expenses as of September 30, 2011. As of June 30, 2012, the Company had total liabilities of $56,218, comprised of $4,108 in accounts payable and $52,110 in advances from a related party. This compares with total liabilities of $44,314, comprised of $15,500 in accounts payable and $28,814 in long-term advances from a related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next 12 months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2012 and 2011, and for the cumulative period from February 19, 2010 (Inception) to June 30, 2012:

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	For the Cumulative Period from February 19, 2010 (Inception) to June 30, 2012
Net Cash (Used in) Operating Activities	$-	$(12,266)	$(750)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$12,266	$750
Net Change in Cash and Equivalents	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to June 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended June 30, 2012, the Company had net losses of $4,744 and $12,654, respectively, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three and nine months ended June 30, 2011, the Company had net losses of $4,547 and $24,929, respectively, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from February 19, 2010 (Inception) to June 30, 2012, the Company had a net loss of $56,968, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

The item numbers set forth below refer to the item numbers set forth in Form 8-K.

Item 5.01 Change in Control of Registrant.

Pursuant to the terms of the Purchase Agreement, the Sellers have sold an aggregate of 7,500,000 shares of the Company’s Common Stock to the Purchasers for an aggregate purchase price of $250,000.  As a result of the consummation of the transactions contemplated by the Purchase Agreement, the Purchasers collectively own 100% of the Company’s outstanding common stock, resulting in a change in control of the Company (the “Transaction”).

In addition, in connection with the terms of the Transaction, Chi Wu has resigned (i) as a director, effective on the tenth day following the Company’s filing with the SEC and mailing of this Information Statement on Schedule 14f-1 to its shareholders and (ii) as President, Secretary and all other officer positions of the Company, effective at the Closing.  In addition, Jun Jiang was appointed to serve as our Chairman of the Board, President and a director effective immediately following the Closing, Xiong Wu was appointed to serve as Executive Vice President  and a director of the Company effective as of the Effective Time and Jingquan Lu was appointed to serve as Vice President, Secretary and Treasurer of the Company effective as of the Closing Date.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

The information set forth above regarding the resignation of Chi Wu and the election and appointments of Jun Jiang, Xiong Wu and Jingquan Lu is incorporated by reference herein.

The biographies of our new officers and directors are as follows:

Jun Jiang, 48, has served as our Chairman, President, CEO and a director since August 24, 2012 and as the CEO and director of Beijing BNC Health Technology Co. Ltd. since March, 2007. Beijing BNC Health Technology Co. Ltd. is a leading herbal based health products and natural organic skincare products company. Mr. Jiang served as the Executive Director of Beijing HuakeHongzhang Health Technology Co. Ltd. from October 2005 to March 2007 responsible for technology development. From July 2004 to October 2005, June Jiang served as the President of Beijing Duoweite Biotech Co. Ltd., a health products company. As a director of the Company, Ms. Jiang’s past experiences in the health products business will be beneficial to the company.

Xiong Wu, 50, has served as our Executive Vice President and a director since August 24, 2012 and as the Chairman of Beijing BNC Health Technology Co. Ltd. since March 2007. Beijing BNC Health Technology Co. Ltd. is a leading herbal based health products and natural organic skincare products company. Mr. Jiang served as the Chairman of Beijing HuakeHongzhang Health Technology Co. Ltd. from October 2005 to March 2007 responsible for marketing and sales. From July 2004 to October 2005, June Jiang served as the Marketing Director of Beijing Duoweite Biotech Co. Ltd., a health products company. As a director of the company, Mr. Wu’s past experiences in the health products business will be beneficial to the company.

Jingquan Lu, 49, has served as our Vice President, Secretary and Treasurer since August 24, 2012 and as General Manager of Beijing BNC Health Technology Co. Ltd. since 2011.From 2007-2010, he was marketing manager of Jiangsu Dadi Group. From 2005 to 2007, he was marketing manager of Anhui Fengexin Pharmaceutical Corp.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

*3.2	Bylaws.

31.1
Certification of the Company’s Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

5V INC.

Dated: September 4, 2012	By:	/s/ Jun Jiang
Jun Jiang
CEO, President Principal Executive Officer Principal Financial Officer