Form 10-K
period 2012-09-30
5V Inc.
filed 2013-01-15
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54175

5V, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-3828846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer

7th Floor, Tower B, Four Points Sheraton Hotel Futian, Shenzhen, China (Address of principal executive offices)
+86-13510608355 (Registrant’s telephone number, including area code)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of September 30, 2012 and as of the date hereof there were no non-affiliate holders of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 14, 2013, there were 7,500,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

5V, Inc. (the "Company") was incorporated in the State of Delaware on February 19, 2010 under the name “China Gate Acquisition Corp. 1” and maintained its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected September 30 as its fiscal year end.

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

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of September 30, 2012 and as of the date of this report, there are two holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012 or a month within the foregoing quarter.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no assets. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had no assets. This compares with assets of $750, comprised exclusively of prepaid expenses, as of September 30, 2011. The Company’s liabilities as of September 30, 2012 were $89,087, comprised of $9,108 in accounts payable and $79,979 in short-term advances from a related party. This compares with total liabilities of $44,314, comprised of $15,500 in accounts payable and $28,814 in short-term advances from a related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2012 and 2011 and for the cumulative period from February 19, 2010 (Inception) to September 30, 2012.

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011	For the Cumulative Period from February 19, 2010 (Inception) to September 30, 2012
Net Cash (Used in) Operating Activities	$-	$-	$(750)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	750
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to September 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2012 and 2011, the Company had a net loss of $45,523 and $37,012 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the cumulative period from February 19, 2010 (Inception) to September 30, 2012, the Company had a net loss of $89,837, comprised exclusively of legal, filing, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in November of 2010, and the filing of the Company’s quarterly and annual reports in connection with its periodic reporting obligations.

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

5V INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

AND

FOR THE PERIOD FROM FEBRUARY 19, 2010 (INCEPTION)
THROUGH SEPTEMBER 30, 2012

5V INC.
(A Development Stage Company)
Financial Statements
September 30, 2012 and 2011
And For The Period From February 19, 2010 (Inception) Through September 30, 2012

Table of Contents

Page

Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1, F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

Patrizio & Zhao, LLC
Certified Public Accountants and Consultants	322 Route 46 West
Parsippany, NJ 07054
Member of	Tel: (973) 882-8810
Fax: (973) 882-0788
Alliance of worldwide accounting firms	www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
5V Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of 5V Inc. (a Development Stage Company) as of September 30, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from February 19, 2010 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 5V Inc. as of September 30, 2011, were audited by other auditors whose report dated January 13, 2012, expressed an unqualified opinion on those statements with an emphasis of matter paragraph relating to the going concern uncertainty.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2012 financial statements referred to above present fairly, in all material respects, the financial position of 5V Inc. (a Development Stage Company) as of September 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated loss since inception of $89,837 and a working capital deficit of $89,087. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
January 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
5V Inc.

We have audited the accompanying balance sheets of 5V Inc. (a Development Stage Company) as of September 30, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2011, and the period from February 19, 2010 (inception) through September 30, 2011(Not presented separately in 5V Inc’s 10-K for the year ended December 31, 2012). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5V Inc. (a Development Stage Company) as of September 30, 2011, and the results of its operations and its cash flows for the year ended September 30, 2011, and the period from February 19, 2010 (inception) through September 30, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated loss since inception of $44,314 and a negative working capital of $43,564. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Kurland and Mohidin, LLP

Encino, California
January 13, 2012

5V INC.
(A Development Stage Company)

Balance Sheets

	September 30,	September 30,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$-	$-
Prepaid expenses	-	750

Total current assets	-	750

Total assets	$-	$750

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,108	$15,500
Advances from related party	79,979	28,814

Total current liabilities	89,087	44,314

Total liabilities	89,087	44,314

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
7,500,000 shares issued and outstanding at September 30, 2012
and 2011, respectively	750	750
Deficit accumulated during development stage	(89,837)	(44,314)

Total stockholders’ deficit	(89,087)	(43,564)

Total liabilities and stockholders’ equity	$-	$750

The accompanying notes are an integral part of these financial statements.

5V INC.
(A Development Stage Company)

Statements of Operations

			Cumulative
	For the Year Ended September 30,		Since Inception at February 19,
	2012	2011	2010

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	45,523	37,012	89,837
Total operating expenses	45,523	37,012	89,837

Loss from operations	(45,523)	(37,012)	(89,837)

Loss before provision for income taxes	(45,523)	(37,012)	(89,837)

Provision for income taxes	-	-	-

Net loss	$(45,523)	$(37,012)	$(89,837)

Loss per common share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding
Basic	7,500,000	7,500,000
Diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)
From February 19, 2010 (inception) to September 30, 2012

	Common Stock		Preferred Stock		Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Value	Shares	Value	Stage	(Deficit)

Balance at the date of
inception on February 19, 2010	-	$-	-	$-	$-	$-

Issuance of common stock	7,500,000	750	-	-	-	750

Net loss	-	-	-	-	(7,302)	(7,302)

Balance at September 30, 2010	7,500,000	$750	-	$-	$(7,302)	$(6,552)

Net loss	-	-	-	-	(37,012)	(37,012)

Balance at September 30, 2011	7,500,000	$750	-	$-	$(44,314)	$(43,564)

Net loss	-	-	-	-	(45,523)	(45,523)

Balance at September 30, 2012	7,500,000	$750	-	$-	$(89,837)	$(89,087)

The accompanying notes are an integral part of these financial statements.

5V INC.
(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended		Cumulative Since Inception at
	September 30,		February 19,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(45,523)	$(37,012)	$(89,837)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Company expenses paid by shareholders	51,165	18,012	79,979
Changes in current assets and current liabilities:
Prepaid expenses	750	4,250	-
Accounts payable	(6,392)	14,750	9,108
Total adjustments	45,523	37,012	89,087

Net cash used in operating activities	-	-	(750)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	750

Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents - beginning	-	-	-

Cash and cash equivalents - ending	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5V INC.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Organization and Business

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

On August 24, 2012, Jun Jiang and Xiong Wu (collectively the “Purchasers”) purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders (the “Sellers”) for an aggregate purchase of $250,000. As a result of the consummation of the transaction, the Purchasers collectively own 100% of the Company’s outstanding common stock, resulting in no liability owed to the original shareholders (the “Sellers”) thereafter.

On September 30, 2012, the Company’s Board of Directors and shareholders approved an increase in the authorized shares of common stocks from 100,000,000 to 400,000,000.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.

In preparing the accompanying audited financial statements, we evaluated the period from September 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to disclose its activities since the date of inception.

Cash Equivalents

In accordance with FASB ASC Topic 230-10-50-6, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Deferred Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In Addition, FASB ASC 740 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

5V INC.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value Of Financial Instruments

The Company adopted the guidance of FASB ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands existing disclosure requirements and amends some fair value measurement principles. The ASU was effective for interim periods beginning on or after December 15, 2011, with early adoption prohibited and prospective application required. The adoption by the Company did not have a material effect on its financial statements except for enhanced disclosure in the notes to its financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which was adopted on January 1, 2011. The adoption did not have an impact on the Company’s financial condition, results of operations or cash flows.

Reclassification

Certain amounts in the year ended September 30, 2011 and the cumulative period since inception were reclassified for presentation purposes.

Note 3 – Going Concern

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $89,837. The Company has working capital deficit of $89,087, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

5V INC.
(A Development Stage Company)
Notes to Financial Statements

Note 3 – Going Concern (continued)

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4 – Common Stock and Preferred Stock

The Company has authority to issue 110,000,000 shares of capital stock. These shares are divided into two classes with one hundred million (100,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.  As of September 30, 2012, the Company has issued 7,500,000 common shares for $750 at par value of $0.0001.

Note 5 – Related Party

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand, and totaling $79,979 and $28,814 as of September 30, 2012 and 2011, respectively. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders. Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

Note 6 – Income Taxes

The Company has tax losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  During the years ended September 30, 2012 and 2011, the Company had operating losses of $45,523 and $37,012, respectively.  The cumulative net operating loss carryforward as of September 30, 2012 was $89,837.  The statutory tax rate for fiscal years 2012 and 2011 is 35%. The significant components of the deferred tax assets as of September 30, 2012 and 2011 are as follows:

	2012	2011

Loss carryforwards	$15,933	$12,954
Less – Valuation allowance	(15,933)	(12,954)
Total net deferred tax assets	$-	$-

Note 7 – Loss Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the year Ended September 30,
	2012	2011

Net loss	$(45,523)	$(37,012)

Weighted average common shares	7,500,000	7,500,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	7,500,000	7,500,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Previous Independent Registered Public Accounting Firm

On December 4, 2012, our Board of Directors approved the dismissal of Goldman Kurland and Mohidin, LLP (“GKM”) as our independent auditor, effective immediately.

GKM’s reports on our financial statements as of and for the fiscal years ended September 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  However, the reports of GKM stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2011 and 2010 and through GKM’s dismissal on November 28, 2012, there were (1) no disagreements with GKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GKM, would have caused GKM to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We furnished GKM with a copy of this disclosure on December 5, 2012, providing GKM with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree.  A copy of GKM’s letter to the SEC is filed as Exhibit 16.1 to this report.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss GKM as our independent auditor, the Board of Directors appointed Patrizio & Zhao, LLC (“PatrizioZhao”) as our independent auditor.

During the years ended September 30, 2011 and 2010 and through the date hereof, neither the Company nor anyone acting on its behalf consulted PatrizioZhao with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that PatrizioZhao concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s officers and directors concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Jun Jiang	48	President and Chairman
Xiong Wu	50	Executive Vice President and Director
Jingquan Lu	49	Vice President, Secretary and Treasurer

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers are elected by and serve at the discretion of the Board of Directors.

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

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2012.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2012 and 2011.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Jun Jiang President and Chairman	2012 2011	None None	None None	None None	None None
Xiong Wu Executive Vice President and Director	2012 2011	None None	None None	None None	None None
Jingquan Lu Vice President, Secretary and Treasurer	2012 2011	None None	None None	None None	None None
Chi Wu Former President, Former Secretary and Former Sole Director	2012 2011	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 14, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Jiang President and Chairman 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	5,250,000	70%

Xiong Wu Executive Vice President and Director 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	2,250,000	30%

Jingquan Lu Vice President, Secretary and Treasurer 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	0	0%

All Officers and Directors as a group (3 individuals)	7,500,000	100%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock.

(2)	Based on 7,500,000 shares of Common Stock expected to be issued and outstanding upon the Closing of the Transaction.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Chi Wu, one of the Company’s prior principal stockholders and sole director and officer, advanced $28,814 to the Company as of September 30, 2011. Jun Jiang, the Company’s current principal stockholder and director and officer, advanced $79,979 to the Company as of September 30, 2012. Both advances to the Company are used to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand. No principal amount was repaid to such related parties for the past two years. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders. Concurrently with the transaction, Chi Wu transferred to Jun Jiang and Xiong Wu all of his claims on the advances to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Goldman Kurland and Mohidin, LLP (“GKM”) was the Company’s independent registered public accounting firm until they were dismissed by the Company on December 4, 2012. On the same day, Patrizio & Zhao, LLC (“PatrizioZhao”) was appointed to serve as the Company’s independent registered public accounting.

Audit Fees

The aggregate fees billed by GKM for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $1,500 for the fiscal year ended September 30, 2012.

The aggregate fees billed by PatrizioZhao for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $5,000 for the fiscal year ended September 30, 2012.

Audit-Related Fees

There were no fees billed by GKM for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2011.

There were no fees billed by PatrizioZhao for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2012.

Tax Fees

There were no fees billed by GKM for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2011.

There were no fees billed by PatrizioZhao for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2012.

All Other Fees

There were no fees billed by GKM for other products and services for the fiscal years ended September 30, 2011.

There were no fees billed by PatrizioZhao for other products and services for the fiscal year ended September 30, 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1, F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Changes in Stockholder’s Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7
---------------
*Page F-1 follows page 8 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

* 3.2	By-laws.

** 3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011.

***16.1	Letter from Goldman Kurland and Mohidin, LLP.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2011.

+32.1
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.INS	XBRL Instance Document

++101.SCH	XBRL Taxonomy Extension Schema

++101.CAL	XBRL Taxonomy Extension Calculation Linkbase

++101.DEF	XBRL Taxonomy Extension Definition Linkbase

++101.LAB	XBRL Taxonomy Extension Label Linkbase

++101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 20, 2007, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company's Form 8-K Filed with the Securities and Exchange Commission on May 6, 2011.

***	Filed as an Exhibit to the Company's Form 8-K Filed with the Securities and Exchange Commission on December 7, 2012.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

++
Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5V, INC.

Dated: January 15, 2013	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 15, 2013	By:	/s/ Jun Jiang
Jun Jiang
President and Chairman
Principal Executive officer
Principal Financial and Accounting Officer

Dated: January 15, 2013	By:	/s/ Xiong Wu
Xiong Wu
Executive Vice President and Director