Form 10-Q
period 2012-12-31
5V Inc.
filed 2013-02-14
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock, par value $.0001 per share, outstanding as of February 13, 2013.

5V INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2012 (Unaudited) and September 30, 2012	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2012 and 2011 and the Period from February 19, 2010 (Inception) to December 31, 2012	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2012 and 2011 and the Period from February 19, 2010 (Inception) to December 31, 2012	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

FORWARD-LOOKING STATEMENTS

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

The results for the period ended December 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 15, 2013.

5V INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,608	$9,108
Advances from related party	85,417	79,979
Total current liabilities	90,025	89,087

Total liabilities	90,025	89,087

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	750	750
Deficit accumulated during development stage	(90,775)	(89,837)
Total stockholders' equity (deficit)	(90,025)	(89,087)
Total liabilities and stockholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

5V INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
	For the Three months Ended December 31,		Since Inception at February 19,
	2012	2011	2010

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	938	7,100	90,775
Total operating expenses	938	7,100	90,775

Loss before provision for income taxes	(938)	(7,100)	(90,775)

Provision for income taxes	-	-	-

Net loss	$(938)	$(7,100)	$(90,775)

Loss per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	7,500,000	7,500,000
Diluted	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,		Cumulative Since Inception at
			February 19,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(938)	$(7,100)	$(90,775)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Company expenses paid by related party	438	7,100	80,417
Changes in current assets and current liabilities:
Prepaid expenses	-	250	-
Accounts payable	500	(250)	9,608
Total adjustments	-	7,100	90,025
Net cash used in operating activities	-	-	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	750
Net cash provided by financing activities	-	-	750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING	-	-	-
CASH AND CASH EQUIVALENTS - ENDING	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid directly by related party	$5,000	$3,350	$15,642

The accompanying notes are an integral part of these financial statements

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

5V Inc. (the “Company”), formerly China Gate Acquisition Corp. 1, was organized on February 19, 2010 as a Delaware corporation with fiscal year ending September 30. This is a shell company with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

On April 28, 2011, China Gate Acquisition Corp. 1 incorporated a wholly-owned subsidiary in the name of “5V Inc.” under the laws of the State of Delaware.

On May 3, 2011, China Gate Acquisition Corp. 1 effectuated a merger (the “Merger”) pursuant to which its wholly-owned subsidiary, 5V Inc. (“5V”), merged with and into China Gate Acquisition Corp. 1, with China Gate Acquisition Corp. 1 continuing as the surviving corporation and the officer and directors of the corporation replacing the sole officer and director of 5V. On the same day, China Gate Acquisition Corp. 1 changed its name to “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

On August 24, 2012, Jun Jiang and Xiong Wu (collectively the “Purchasers”) purchased all of the issued and outstanding shares of common stock of the Company’s existing shareholders (the “Sellers”) for an aggregate purchase price of $250,000. As a result of the consummation of the transaction, the Purchasers collectively own 100% of the Company’s outstanding common stock, resulting in no liability owed to the original shareholders (the “Sellers”) thereafter.

On September 30, 2012, the Company’s Board of Directors and shareholders approved an increase in the authorized shares of common stock from 100,000,000 to 400,000,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying interim financial statements, we evaluated the period from December 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 7)

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from February 19, 2010 (date of inception) through September 30, 2012, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from February 19, 2010 (date of inception) through September 30, 2012.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. Those standards require the Company to disclose its activities since the date of inception.

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss of $90,775 since inception. The Company has working capital deficit of $90,025 at December 31, 2012, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from related party.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

NOTE 4 – STOCK AUTHORIZATION AND ISSUANCE

According to the Articles of Incorporation of 5V Inc., the Company is authorized to issue two classes of shares to be designated as preferred stock and common stock, respectively. The total number of shares of stock which the Company shall have the authority to issue is 110,000,000 which will consist of (1) 100,000,000 shares of common stock, par value $0.0001 per share, and (2) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2012, 7,500,000 shares of common stock were issued and outstanding.

NOTE 5 – ADVANCES FROM RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances outstanding were $85,417 and $79,979 as of December 31, 2012 and September 30, 2012, respectively. These advances are unsecured, non-interest bearing and payable on demand. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stock of the Company’s existing shareholders. Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 6 – LOSS PER SHARE

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

	For the three months Ended December 31,
	2012	2011

Net loss	$(938)	$(7,100)

Weighted average common shares	7,500,000	7,500,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	7,500,000	7,500,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

NOTE 7 – SUBSEQUENT EVENT

On February 4, 2013, the Company filed a preliminary information statement with the Securities and Exchange Commission (the “SEC”) announcing the unanimous written consent in lieu of a shareholder meeting to approve an amendment to its Certificate of Incorporation to increase the total number of shares of our authorized common stock from 100,000,000 to 400,000,000 shares. The Company will file a definitive information statement after ten calendar days of the filing of the preliminary information statement if the Company does not receive comments from the staffs of the SEC. The actions taken by the written consent will not become effective until at least 20 business days after the definitive information statement is sent or given to the Company’s shareholders in accordance with the requirements of the rules of the Securities Exchange Act of 1934, as amended.

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

Liquidity and Capital Resources

As of December 31, 2012 and September 30, 2012, the Company had no assets.  As of December 31, 2012, the Company had total liabilities equal to $90,025, comprised of $4,608 in accounts payable and $85,417 in advances from related party. This compares with total liabilities of $89,087, comprised of $9,108 in accounts payable and $79,979 in advances from related party, as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2012 and 2011 and for the cumulative period from February 19, 2010 (Inception) to December 31, 2012:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	For the Cumulative Period from February 19, 2010 (Inception) to December 31, 2012
Net Cash Provided by (Used in) Operating Activities	$-	$-	$(750)
Net Cash Provided by (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by (Used in) Financing Activities	$-	$-	$750
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2012, the Company had a net loss of $938, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended December 31, 2011, the Company had a net loss of $7,100, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the period from February 19, 2010 (Inception) to December 31, 2012, the Company had a net loss of $90,775, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1+
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

 *          Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 9, 2010, and incorporated herein by this reference.
**           Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.
+           In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V, INC.

Dated: February 14, 2013	By:	/s/ Jun Jiang
Jun Jiang
President
(Duly Authorized Officer, Principal Executive officer, and Principal Financial and Accounting Officer)