Form 10-Q
period 2013-06-30
5V Inc.
filed 2013-08-14
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of August 14, 2013.

5V INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2013 (Unaudited) and September 30, 2012	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended June 30, 2013 and 2012 and the Period from February 19, 2010 (Inception) to June 30, 2013	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2013 and 2012 and the Period from February 19, 2010 (Inception) to June 30, 2013	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 15, 2013.

5V INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Assets
Current assets
Total current assets	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,608	$9,108
Advances from related party	86,440	79,979
Total current liabilities	92,048	89,087

Total liabilities	92,048	89,087

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized, 7,500,000 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	750	750
Deficit accumulated during development stage	(92,798)	(89,837)
Total stockholders' equity (deficit)	(92,048)	(89,087)
Total liabilities and stockholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

   5V INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months Ended June 30,		For the Nine Months Ended June 30,		Cumulative Since Inception at February 19,
	2013	2012	2013	2012	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative expenses	1,350	4,744	2,961	12,654	92,798
Total operating expenses	1,350	4,744	2,961	12,654	92,798

Loss before provision for income taxes	(1,350)	(4,744)	(2,961)	(12,654)	(92,798)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,350)	$(4,744)	$(2,961)	$(12,654)	$(92,798)

Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	7,500,000	7,500,000	7,500,000	7,500,000
Diluted	7,500,000	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		Cumulative Since Inception at
	June 30,		February 19,
	2013	2012	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,961)	$(12,654)	$(92,798)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Company expenses paid by related party	1,461	12,654	81,440
Changes in current assets and current liabilities:
Prepaid expenses	-	750	-
Accounts payable	1,500	750)	10,608
Total adjustments	2,961	12,654	92,048
Net cash used in operating activities	-	-	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	750
Net cash provided by financing activities	-	-	750

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-
CASH AND CASH EQUIVALENTS - BEGINNING	-	-	-
CASH AND CASH EQUIVALENTS - ENDING	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid directly by related party	$5,000	$11,534	$15,642

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

On September 30, 2012, the Company’s Board of Directors and shareholders approved an increase in the authorized shares of common stock from 100,000,000 to 400,000,000. The amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of Delaware on April 16, 2013.

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

In preparing the accompanying interim financial statements, we evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

5V INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss of $92,798 since inception. The Company has working capital deficit of $92,048 at June 30, 2013, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  To date, the Company’s cash flow requirements have been primarily met through advances from related party.

The Company is planning to obtain financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

NOTE 4 – STOCK AUTHORIZATION AND ISSUANCE

According to the Articles of Incorporation of 5V Inc., the Company is authorized to issue two classes of shares to be designated as preferred stock and common stock, respectively. The total number of shares of stock which the Company shall have the authority to issue is 410,000,000 which will consist of (1) 400,000,000 shares of common stock, par value $0.0001 per share, and (2) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2013, 7,500,000 shares of common stock were issued and outstanding.

NOTE 5 – ADVANCES FROM RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances outstanding were $86,440 and $79,979 as of June 30, 2013 and September 30, 2012, respectively. These advances are unsecured, non-interest bearing and payable on demand. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stock of the Company’s existing shareholders. Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

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

	For the three months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(1,350)	$(4,744)	$(2,961)	$(12,654)

Weighted average common shares	7,500,000	7,500,000	7,500,000	7,500,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-	-	-

Weighted average common shares	7,500,000	7,500,000	7,500,000	7,500,000
(denominator for diluted earnings (loss) per share)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe that we will be able to meet these costs through funds, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no assets. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2013 and September 30, 2012, the Company had no assets.  As of June 30, 2013, the Company had total liabilities equal to $92,048, comprised of $5,608 in accounts payable and $86,440 in advances from related party. This compares with total liabilities of $89,087, comprised of $9,108 in accounts payable and $79,979 in advances from related party, as of September 30, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Nine Months ended June 30, 2013 and 2012 and for the cumulative period from February 19, 2010 (Inception) to June 30, 2013:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	For the Cumulative Period from February 19, 2010 (Inception) to June 30, 2013
Net Cash Provided by (Used in) Operating Activities	$-	$-	$(750)
Net Cash Provided by (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by (Used in) Financing Activities	$-	$-	$750
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to June 30, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2013, the Company had a net loss of $1,350, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended June 30, 2012, the Company had a net loss of $4,774, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the nine months ended June 30, 2013, the Company had a net loss of $2,961, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the nine months ended June 30, 2012, the Company had a net loss of $12,654, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the period from February 19, 2010 (Inception) to June 30, 2013, the Company had a net loss of $92,798, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s Exchange Act reports.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

5V, INC.

Dated: August 14, 2013	By:	/s/ Jun Jiang
Jun Jiang
President
(Duly Authorized Officer, Principal Executive officer, and Principal Financial and Accounting Officer)