Form 10-K
period 2013-09-30
5V Inc.
filed 2014-01-27
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54175

5V, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-3828846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Floor 12, Building 5, Zhongchuang Plaza, No.396, Tongjiang Zhong Road, Xinbei District Changzhou City, Jiangshu Province, China (Address of principal executive offices)
+86-13510608355 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicated by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐   No ☒

Indicated by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Indicated by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2013: None.

As of January 24, 2014, there were 100,000,000 shares of common stock, par value $.0001, outstanding.

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

On May 3, 2011, the Company completed a merger (the "Merger") pursuant to which the Company's wholly owned subsidiary, 5V, Inc. a Delaware corporation was merged with and into the Company.  In connection with the Merger, the Company adopted the name “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

On August 24, 2012, in connection with the terms and conditions of a Securities Purchase Agreement, dated August 24, 2012 (the "Purchase Agreement"), Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stock of the Company.  In connection with the terms and conditions of the Purchase Agreement, Chi Wu resigned (i) as President, Secretary, and all other officer positions of the Company, effective upon the closing of the transaction contemplated in the Purchase Agreement, and (ii) as director of the Company, effective ten (10) days following the filing of an Information Statement on Schedule 14f-1 and mailing to Company shareholders (the “Effective Time”) with respect to the change in a majority of the board of directors. Concurrent with the Closing, the board of directors of the Company (the "Board") (i) appointed Jun Jiang to serve as Chairman of the Board, President and a director of the Company effective immediately following the Closing, (ii) appointed Xiong Wu to serve as Executive Vice President and a director of the Company effective as of the Effective Time and (iii) appointed Jingquan Lu to serve as Vice President, Secretary and Treasurer of the Company effective as of the Closing Date.

On October 30, 2013, we, 5-V Holding Limited, a British Virgin Islands company (“5V BVI”) and the shareholders of 5V BVI (the “5V BVI Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). The transaction pursuant to the Share Exchange Agreement was consummated on October 30, 2013. Pursuant to the Share Exchange Agreement, the Company acquired 5V BVI and its indirectly wholly owned subsidiary Shanghai BNC Biotechnology Co., Ltd. (“WFOE”), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“PRC”).  WFOE plans to engage in the research, sale and after-market service of herb diet nutritional supplements and skin-care products in China.  Currently, WFOE does not have any operations. The Company acquired all of the outstanding equity securities of 5V BVI from the 5V BVI Shareholders; and the 5V BVI Shareholders transferred and contributed all of their shares in 5V BVI to the Company.  In exchange, the Company issued to 5V BVI Shareholders an aggregate of 92,500,000 newly issued shares of common stock of the Company.

There can be no assurance that we will be able to successfully implement our business plan to develop the herb diet nutritional supplements and skin-care products in China as discussed above, and we may, in addition to that business, continue to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business in the herb nutrition business or other businesses. We have made no efforts to identify such a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business as discussed above. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that we will be able to identify and acquire any business entity, and even if we successfully acquire a business entity, we can generate revenue and become profitable.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. The Company will consider the following kinds of factors of a potential acquisition target, whether or not it is in a business related to herb nutrition:

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

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 24, 2014, there are 29 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013 or a month within the foregoing quarter.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

After the share exchange transaction with 5V BVI on October 30, 2013, we may engage in the research, sale and after-market service of herb diet nutritional supplement and skin-care products in China.  There can be no assurance that we will be able to successfully implement our business plan to develop the herb diet nutritional supplement and skin-care product in China as discussed above, and we may, in addition to that business, continue to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business in the herb nutrition business or other businesses. We have made no efforts to identify such a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business as discussed above. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that we will be able to identify and acquire any business entity, and even if we successfully acquire a business entity, we can generate revenue and become profitable.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months, we may incur costs related to:

(i)	filing Exchange Act reports,

(ii)	WFOE’S compliance with Chinese laws and regulations,

(iii)	research, sale and after-market service of herb diet nutritional supplement and skin-care products in China, and

(iv)	investigating, analyzing and consummating an acquisition, whether or not the acquired entity is in a business related to herb nutrition.

We did not decide whether we will spend any funds in the development of herb nutrition business and skin-care product business in China, or any expenses related to identifying and consuming an acquisition in the herb nutrition business or other businesses.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no assets. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2013 and 2012, the Company had no assets. The Company’s liabilities as of September 30, 2013 were $101,094, comprised of $8,261 in accounts payable and $92,833 in short-term advances from a related party. This compares with total liabilities of $89,087, comprised of $9,108 in accounts payable and $79,979 in short-term advances from a related party, as of September 30, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2013 and 2012 and for the cumulative period from February 19, 2010 (Inception) to September 30, 2013.

	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	For the Cumulative Period from February 19, 2010 (Inception) to September 30, 2013
Net Cash (Used in) Operating Activities	$-	$-	$(750)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	750
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to September 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. In the next twelve months, we may engage in the research, sale and after-market service of herb diet nutritional supplements and skin-care products in China.  There can be no assurance that we will be able to successfully implement our business plan to develop the herb diet nutritional supplement and skin-care products in China as discussed above, and we may, in addition to that business, continue to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business in the herb nutrition business or other businesses. We have made no efforts to identify such a possible business combination, and we may not able to consummate such a transaction. We may engage in another type of business at the discretion of the management.

For the fiscal year ended September 30, 2013 and 2012, the Company had a net loss of $12,007 and $45,523 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

For the cumulative period from February 19, 2010 (Inception) to September 30, 2013, the Company had a net loss of $101,844, comprised exclusively of legal, filing, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in November of 2010, and the filing of the Company’s quarterly and annual reports in connection with its periodic reporting obligations.

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

5V INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

AND

FOR THE PERIOD FROM FEBRUARY 19, 2010 (INCEPTION)
THROUGH SEPTEMBER 30, 2013

5V, INC.
(A Development Stage Company)

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	F-4

STATEMENT OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F6-15

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 5V Inc.
( A development stage company)

We have audited the accompanying balance sheet of 5V Inc. ( a development stage company) as of  September 30, 2013 and 2012, and the related statement of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended  September 30, 2013.  5V Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period February 19, 2010 (Date of Inception) to September 30, 2013 include amounts for the period February 19, 2010 (Date of Inception) to September 30, 2011. Our opinion, insofar as it relates to the amounts included for the period February 19, 2010 (Date of Inception) to September 30, 2011, is based solely on the report of the other auditors. The other auditors’ report, dated January 13, 2012, expressed an unqualified opinion with an emphasis of matter paragraph relating to the going concern uncertainty. The other auditors' report have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period February 19, 2010 (Date of Inception) to July 31, 2011 reflect a development stage net loss.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5V Inc. ( a development stage company) as of  September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended  September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses since inception, and as of September 30, 2013, has a working capital deficit and a shareholders' deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
January , 2014

5V, INC.
( A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2013	2012

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	8,261	9,108
Advances from a related party (Note 6)	$92,833	$79,979
Total Current Liabilities	101,094	89,087

Commitments and Contingencies (Note 8)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized;
no shares issued and outstanding as of September 30, 2013 and 2012	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized;
7,500,000 shares issued and outstanding as of September 30, 2013 and 2012	750	750
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(101,844)	(89,837)
Total Stockholders' Equity (Deficiency)	(101,094)	(89,087)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$-

The accompanying notes are an integral part of these financial statements.

5V, INC.
( A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			February 19, 2010
	For the Year Ended		(inception) through
	September 30,		September 30,
	2013	2012	2013

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Professional fees	8,984	41,594	88,791
Other general and administrative expenses	3,023	3,929	13,053
Total Operating Expenses	12,007	45,523	101,844

Loss from Operation before Provision for Income Tax	(12,007)	(45,523)	(101,844)

Provision for Income Tax	-	-	-

Net Loss	$(12,007)	$(45,523)	$(101,844)

Basic and fully diluted loss per share	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	7,500,000	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE PERIOD FEBRUARY 19, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2013

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional		During	Total
	Par Value $0.0001		Par Value $0.0001		Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency

Balances at the date of inception on February 19, 2010	-	$-	$-	$-	$-	$-	$-	$-

Issuance of 7,500,000 shares of common stock at $0.0001 per share	-	$-	$7,500,000	$750	$-	$-	$-	$750

Net loss	-	-	-	-	-	-	(7,302)	(7,302)
Balances at September 30, 2010	-	$-	$7,500,000	$750	$-	$-	$(7,302)	$(6,552)

Net loss	-	-	-	-	-	-	(37,012)	(37,012)
Balances at September 30, 2011	-	$-	$7,500,000	$750	$-	$-	$(44,314)	$(43,564)

Net loss	-	-	-	-	-	-	(45,523)	(45,523)
Balances at September 30, 2012	-	$-	$7,500,000	$750	$-	$-	$(89,837)	$(89,087)

Net loss	-	-	-	-	-	-	(12,007)	(12,007)
Balances at September 30, 2013	-	$-	$7,500,000	$750	$-	$-	$(101,844)	$(101,094)

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

			For the Period
			February 19, 2010
	For the Year Ended		(inception) through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,007)	$(45,523)	$(101,844)

Adjustments to reconcile net loss to net cash used by operating activities:

Company expenses paid by shareholders	12,854	51,165	92,833

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	750	-
Increase (decrease) in accounts payable and accrued expenses	(847)	(6,392)	8,261
Net cash used by operating activities	-	-	(750)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-	750
Net cash provided by financing activities	-	-	750

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

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

On April 11, 2013, the Company’s Board of Directors and shareholders approved an increase in the authorized shares of common stocks from 100,000,000 to 400,000,000.

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Subsequent Events

In preparing the accompanying financial statements, we evaluated the period from the balance sheet date through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified except the matter disclosed in Note 10.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company

The Company has not generated significant revenues to date, accordingly, the Company is considered a development stage enterprise as defined in the Accounting Standards Codification ("ASC") 915, "Development Stage Entities", issued by the Financial Accounting Standards Board ("FASB") .  Those standards require the Company to disclose its activities since the date of inception. The Company is subject to a number of risks similar to those of other companies in an early stage of development.

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

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230-10-50-6, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflect in operation.

The estimated useful lives of the assets are as follows:

	Office equipment and furniture	3-5 years

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, both significant risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the year ended September 30, 2013 and 2012, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the year ended September 30, 2013 and 2012, respectively.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has accumulated deficiency in its operation.  Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

The Company accounts for income taxes in interim periods in accordance with  FASB ASC 740-270, "Interim Reporting". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Fair Value of Measurements

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

Level 2:
Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:
Inputs are unobservable Inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended September 30, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Comprehensive Income

FASB ASC 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the financial statements.

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and is not expected to have a material impact in the financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $101,844, including net operating loss of $12,007 and $45,523 for the years ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company has a shareholders' deficit of $101,094, and a working capital deficit of $101,094, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with four hundred million (400,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. As of September 30, 2013 and 2012, the Company has issued and outstanding of 7,500,000 shares of common stock at par value of $0.0001 per share.

Note 5-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	September 30,
	2013	2012

Accrued professional fees	$7,000	$-
Accrued office expenses	1,261	9,108
Total accounts payable and accrued expenses	$8,261	$9,108

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-	ADVANCE FROM A RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand, and without formal written loan agreement. The advances amounted to $92,833 and $79,979 as of September 30, 2013 and 2012, respectively. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders. Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

Note 7-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the year ended September 30, 2013 and 2012, respectively.

Note 8-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the years ended September 30, 2013 and 2012, the Company had operating losses of $12,007 and $45,523, respectively. The cumulative net operating loss carryforward as of September 30, 2013 was $101,844. The statutory tax rate for fiscal years 2013 and 2012 is 35%. The significant components of the deferred tax assets as of September 30, 2013 and 2012 are as follows:

	September 30,	September 30,
	2013	2012

Losses carryforwards	$35,645	$31,443
Less-Valuation allowance	(35,645)	(31,443)
Total net deferred tax assets	$-	$-

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 9-	COMMITMENTS AND CONTINGENCIES

Control by principal stockholder/officer

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Economic and Political Risks

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein.  The PRC is a developing country with an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States.  Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Note 10-	SUBSEQUENT EVENT

On October 30, 2013, the Company, 5-V Holding Limited, a British Virgin Islands company (“5V BVI”) and the shareholders of 5V BVI (the “5V BVI Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of 5V BVI from the 5V BVI Shareholders in exchange for the issuance of 92,500,000 shares (the “5V DE Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to 5V BVI Shareholders. The 5V BVI Shareholders exchanged each share of their 5V BVI shares for 2,000 5V DE Shares. The transaction pursuant to the Share Exchange Agreement is hereby referred to as the Share Exchange.  The Share Exchange was consummated on October 30, 2013 (the “Closing Date”).  As a result of the Share Exchange, 5V BVI became a wholly-owned subsidiary of the Company;

5V BVI was incorporated in the British Virgin Islands (“BVI”)  on April 20, 2011, as a BVI Business Company under the BVI Business Companies Act, 2004. 5V BVI was organized to provide business services and financing to emerging growth entities.  5V BVI has selected September 30 as its fiscal year ending.

5V, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 10-	SUBSEQUENT EVENT (continued)

On May 6, 2011, 5V BVI incorporated a wholly-owned subsidiary named “5V Group Limited (the “5V HK”)” in Hong Kong under the Companies Ordinance as a limited liability company. 5V HK is a shell with no business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

On March 12, 2013, 5V HK established a wholly-owned subsidiary named "Shanghai BNC Biotechnology Co., Ltd." ("Shanghai BNC") in the People's Republic of China ("PRC') as a limited liability company under the Company Laws of PRC. Shanghai BNC plans to engage in the research, sale and after-market service of herb diet nutritional supplement and skin-care product in China.

5V Inc., 5-V BVI, 5V HK, and Shanghai BNC are hereafter referred to as the Company, which structure is summarized in the following chart.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Previous Independent Registered Public Accounting Firm

On December 19, 2013, our Board of Directors approved the dismissal of Patrizio & Zhao, LLC (“PatrizioZhao”) as our independent auditor, effective immediately.

PatrizioZhao’s reports on our financial statements as of and for the fiscal years ended September 30, 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  However, the reports of PatrizioZhao stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended September 30, 2013 and 2012 and through PatrizioZhao’s dismissal on December 19, 2013, there were (1) no disagreements with PatrizioZhao on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PatrizioZhao, would have caused PatrizioZhao to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss PatrizioZhao as our independent auditor, the Board of Directors appointed Keith K. Zhen, CPA (“KeithZhen”) as our independent auditor.

During the years ended September 30, 2013 and 2012 and through the date hereof, neither the Company nor anyone acting on its behalf consulted KeithZhen with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that KeithZhen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that assessment, and the material weaknesses identified by management and described below, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013. Our management has discussed the material weaknesses described below with our board of directors.

Management’s Annual Report on Internal Control over Financial Reporting

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

As of September 30, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and consideration of the material weaknesses identified below, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013: (i) insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience, and (ii) lack of documented policies and procedures on monitoring of transactions to ensure that they are accurately recorded, timely analyzed and reconciled to supporting documentation. We currently do not have the funds and resources to remedy our control deficiencies.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Jun Jiang	49	President and Chairman
Jingquan Lu	50	Vice President, Secretary, Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers are elected by and serve at the discretion of the Board of Directors.

Jun Jiang, 49, has served as our Chairman, President, CEO and a director since August 24, 2012 and as the CEO and director of Beijing BNC Health Technology Co. Ltd. since March, 2007. Beijing BNC Health Technology Co. Ltd. is a leading herbal based health products and natural organic skincare products company. Mr. Jiang served as the Executive Director of Beijing HuakeHongzhang Health Technology Co. Ltd. from October 2005 to March 2007 responsible for technology development. From July 2004 to October 2005, June Jiang served as the President of Beijing Duoweite Biotech Co. Ltd., a health products company. As a director of the Company, Ms. Jiang’s past experiences in the health products business will be beneficial to the company.

Jingquan Lu, 50, has served as our Vice President, Secretary and Treasurer since August 24, 2012 and as General Manager of Beijing BNC Health Technology Co. Ltd. since 2011.From 2007-2010, he was marketing manager of Jiangsu Dadi Group. From 2005 to 2007, he was marketing manager of Anhui Fengexin Pharmaceutical Corp.

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

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports during the 2013 fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2013 and 2012.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Jun Jiang President and Chairman	2013 2012	None None	None None	None None	None None
Xiong Wu Former Executive Vice President and Director	2013 2012	None None	None None	None None	None None
Jingquan Lu Vice President, Secretary, Treasurer and Director	2013 2012	None None	None None	None None	None None
Chi Wu Former President, Former Secretary and Former Sole Director	2013 2012	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 24, 2014, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Jiang President and Chairman 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	35,941,500	35.94%

Jingquan Lu Vice President, Secretary and Treasurer 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	20,000,000	20%

WANG Yu Hua	5,945,600	5.95%

WU Xue	5,267,200	5.27%

All Officers and Directors as a group (2 individuals)	55,941,500	55.94%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock.

(2)	Based on 100,000,000 shares of Common Stock issued and outstanding as of January 24, 2014.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Chi Wu, one of the Company’s prior principal stockholders and sole director and officer, advanced $28,814 to the Company as of September 30, 2011. Jun Jiang, the Company’s current principal stockholder and director and officer, advanced $58,788 to the Company as of September 30, 2013. Both advances to the Company are used to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand. No principal amount was repaid to such related parties for the past two years. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders. Concurrently with the transaction, Chi Wu transferred to Jun Jiang all of his claims on the advances to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

PatrizioZhao was the Company’s independent registered public accounting firm until they were dismissed by the Company on December 20, 2013. On the same day, Keith K. Zhen, CPA (“KeithZhen”) was appointed to serve as the Company’s independent registered public accounting.

Audit Fees

The aggregate fees billed by PatrizioZhao for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $1,500 for the fiscal year ended September 30, 2013.

The aggregate fees billed by KeithZhen for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $7,000 for the fiscal year ended September 30, 2013 and 2012.

Audit-Related Fees

There were no fees billed by PatrizioZhao for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2013.

There were no fees billed by KeithZhen for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2013.

Tax Fees

There were no fees billed by PatrizioZhao for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2013.

There were no fees billed by KeithZhen for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2013.

All Other Fees

There were no fees billed by PatrizioZhao for other products and services for the fiscal years ended September 30, 2013.

There were no fees billed by KeithZhen for other products and services for the fiscal year ended September 30, 2013.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 8 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

* 3.2	By-laws.

** 3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011.

3.4	Certificate of Amendment of Certificate of Incorporation (filed herein)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

5V, INC.

Dated: January 24, 2014	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 24, 2014	By:	/s/ Jun Jiang
Jun Jiang
President and Chairman
Principal Executive officer
Principal Financial and Accounting Officer