Form 10-Q
period 2013-12-31
5V Inc.
filed 2014-04-10
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of April 9, 2014.

5V INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2013 (Unaudited) and September 30, 2013	2

	Statements of Operations (Unaudited) for the Three Months Ended December 31, 2013 and 2012 and the Period from February 19, 2010 (Inception) to December 31, 2013	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended December 31, 2013 and 2012 and the Period from February 19, 2010 (Inception) to December 31, 2013	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

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

The results for the period ended December 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 27, 2014.

5V, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,973	$-
Total Current Assets	1,973	-

Total Assets	$1,973	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	3,426	8,261
Advances from a related party (Note 6)	$133,340	$92,833
Total Current Liabilities	136,766	101,094

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and September 30, 2013	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized; 100,000,000 shares and 7,500,000 shares issued and outstanding as of December 31, 2013 and September 30, 2013	10,000	750
Additional paid-in capital	42,037	-
Subscription receivable (Note 9)	(51,287)	-
Deficit accumulated during the development stage	(135,543)	(101,844)
Total Stockholders' Equity (Deficiency)	(134,793)	(101,094)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,973	$-

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
			February 19, 2010
	For the Three Months Ended		(inception) through
	December 31,		December 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Professional fees	31,727	500	106,678
Other general and administrative expenses	469	438	28,865
Total Operating Expenses	32,196	938	135,543

Loss from Operation before Provision for Income Tax	(32,196)	(938)	(135,543)

Provision for Income Tax	-	-	-

Net Loss	$(32,196)	$(938)	$(135,543)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.02)

Basic and diluted weighted average shares outstanding	69,166,667	7,500,000	7,500,000

The accompanying notes are an integral part of these financial statements.

5V, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			February 19, 2010
	For the Three Months Ended		(inception) through
	December 31,		December 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(32,196)	$(938)	$(135,543)

Adjustments to reconcile net loss to net cash used by operating activities:

Company expenses paid by related parties	8,539	438	102,875

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(4,835)	500	3,426
Net cash used by operating activities	(28,492)	-	(29,242)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-	750
Proceeds from related parties	-	-	30,465
Proceeds from acquisition of 5-V Holding Limited	30,465	-	-
Net cash provided by financing activities	30,465	-	31,215

NET INCREASE IN CASH	1,973	-	1,973

CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$1,973	$-	$1,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activities:
Accounts payable paid directly by related parties	$-	$5,000	$16,534

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

On October 30, 2013, the Company, 5-V Holding Limited, a British Virgin Islands company (“5V BVI”) and the shareholders of 5V BVI (the “5V BVI Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of 5V BVI from the 5V BVI Shareholders in exchange for the issuance of 92,500,000 shares (the “5V DE Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to 5V BVI Shareholders. The 5V BVI Shareholders agreed to exchange each share of their 5V BVI shares for 2,000 5V DE Shares. The transaction pursuant to the Share Exchange Agreement is hereby referred to as the Share Exchange.  The Share Exchange was consummated on October 30, 2013 (the “Closing Date”).  As a result of the Share Exchange, 5V BVI became a wholly-owned subsidiary of the Company;

On May 6, 2011, 5V BVI incorporated a wholly-owned subsidiary named “5V Group Limited” in Hong Kong under the Companies Ordinance as a limited liability company. 5V Group Limited is a shell with no business activity and whose purpose is to seek out and attract partners for possible merger or acquisition.

On March 12, 2013, 5V Group Limited established a wholly-owned subsidiary named "Shanghai BNC Biotechnology Co., Ltd." ("Shanghai BNC") in the People's Republic of China ("PRC') as a limited liability company under the Company Laws of PRC. Shanghai BNC plans to engage in the research, sale and after-market service of herb diet nutritional supplement and skin-care product in China.

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (continued)

5V Inc., 5-V Holding limited, 5V Group Limited, and Shanghai BNC are hereafter referred to as the Company, which structure is summarized in the following chart.

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

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from February 19, 2010 (date of inception) through December 31, 2013, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from February 19, 2010 (date of inception) through December 31, 2013.

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

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the three months ended December 31, 2013 and 2012, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended December 31, 2013 and 2012, respectively.

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

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended December 31, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss of $135,543 since inception, including net operating loss of $32,196 and $938 for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company has a shareholders' deficit of $134,793, and a working capital deficit of $134,793, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning to obtain financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with four hundred million (400,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value.  As of December 31, 2013, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 5 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2013	2013
	(unaudited)

Accrued professional fees	$3,000	$7,000
Accrued office expenses	426	1,261
Total accounts payable and accrued expenses	$3,426	$8,261

NOTE 6 – ADVANCES FROM RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, non interest bearing, and payable upon demand. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company from the then existing shareholders. Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

Advances from related party consist of the following:

	December 31,	September 30,
	2013	2013
	(unaudited)

Jiang, Jun, CEO of the Company	$133,340	$92,833
Total accounts payable and accrued expenses	$133,340	$92,833

Note 7 - OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the three months ended December 31, 2013 and 2012, respectively.

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 8 - INCOME TAX

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carryforward as of December 31, 2013 and September 30, 2013 was $135,543 and $101,844, respectively.  The statutory tax rate for fiscal years 2013 and 2012 is 35%. The significant components of the deferred tax assets as of December 31, 2013 and September 30, 2013 are as follows:

	December 31,	September 30,
	2013	2012
	(unaudited)

Deferred tax assetss from losses carryforward	$47,440	$35,645
Less-Valuation allowance	(47,440)	(35,645)
Total net deferred tax assets	$-	$-

NOTE 9 – LOSS PER SHARE

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

	For the three months
	Ended December 31,
	2013	2012

Net loss	$(32,196)	$(938)

Weighted average common shares	69,166,667	7,500,000
(denominator for basic earnings (loss) per share)

Effect of dilutive securities:	-	-

Weighted average common shares	69,166,667	7,500,000
(denominator for diluted earnings (loss) per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

5V INC.

(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 10-STOCKHOLDERS’ EQUITY

Common Stocks of 5V, Inc.

Currently, the Articles of Incorporation authorizes 5V, Inc. to issue 400,000,000 shares of common stock with a par value of $0.0001 per share.  Upon formation of the 5V, Inc., 7,500,000 shares of common stock were issued to two founders for $750.  On October 30, 2013, 5V, Inc. issued 92,500,000 shares of common stocks to acquire 100% of 5-V BV1 and its subsidiaries.

Issuance of 50,000 shares of common stock to the founders of 5-V Holding Limited

5V BVI’s Articles of Incorporation authorizes 5-V BVI to issue 50,000 shares of common stock with a par value of $1.00 per share.  Upon formation of the 5-V BVI, 50,000 shares of common stock were issued for $50,000, which has not been received at the date this report.

Issuance of 10,000 shares of common stock to the funders of 5V Group Limited

The Articles of Incorporation of 5V authorizes 5V Group Limited to issue 10,000 shares of common stock with a par value of HKD$1.00 ($0.1287) per share.  Upon formation of the 5V Group Limited, 10,000 shares of common stock were issued for HKD$10,000 ($1,287.00), which has not been received at the date this report.

Capital contribution of Shanghai BNC

In accordance with the Bylaws of Shanghai BNC, the registered capital at the date of incorporation of March 12, 2013 was $100,000, 20% of which must be contributed within three months after the business license is issued, and the balance must be contributed within two years after the business license is issued.  The Bylaws of Shanghai BNC also stipulates that the total capital contribution is $140,000.

On May 29, 2013, 5V Group Limited, the sole shareholder, contributed $30,465, or 30.47% of the registered capital toward the registered capital as required by the PRC Company Law.  Since 5V Group Limited did not have the funds, 5V Group Limited borrowed the $30,465 from Jun Jiang, CEO of 5V Group Limited.

Note 11-COMMITMENTS AND CONTINGENCIES

Control by principal stockholder/officer

Jun Jiang Chief Executive Officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

After the share exchange transaction with 5V BVI on October 30, 2013, we may engage in the research, sale and after-market service of herb diet nutritional supplement and skin-care products in China.  There can be no assurance that we will be able to successfully implement our business plan to develop the herb diet nutritional supplement and skin-care product in China as discussed above, and we may, in addition to that business, continue to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business in the herb nutrition business or other businesses. We have made no efforts to identify such a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business as discussed above. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that we will be able to identify and acquire any business entity, and even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

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

We did not decide whether we will spend any funds to develope the herb nutrition business and skin-care product business in China, or to spend funds for expenses related to identifying and consuming an acquisition in the herb nutrition business or other businesses.

We believe we will be able to meet these costs through deferral of fees by certain service providers and through funds, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no assets. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding will be available.

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

Liquidity and Capital Resources

As of December 31, 2013 and, the Company had $1,973 in cash, as compared to no assets as of September 30, 2013.  As of December 31, 2013, the Company had total liabilities equal to $136,766, comprised of $3,426 in accounts payable and $133,340 in advances from related party. This compares with total liabilities of $101,094, comprised of $8,261 in accounts payable and $92,833 in advances from related party, as of September 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Three months ended December 31, 2013 and 2012 and for the cumulative period from February 19, 2010 (Inception) to December 31, 2013:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	For the Cumulative Period from February 19, 2010 (Inception) to December 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(28,492)	$-	$(29,242)
Net Cash Provided by (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by (Used in) Financing Activities	$1,973	$-	$1,973
Net Increase (Decrease) in Cash and Cash Equivalents	1,973	-	1,973

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

Results of Operations

No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or starts operation of the herbal nutritional supplement and skin-care product business in China, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2013, the Company had a net loss of $32,196, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended December 31, 2012, the Company had a net loss of $938, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the period from February 19, 2010 (Inception) to June 30, 2013, the Company had a net loss of $135,543, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 on November 9, 2010, and the filing of the Company’s Exchange Act reports.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item1.      Legal Proceedings.

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

3.1
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of Delaware on April 16, 2013 incorporated by reference to Appendix in the Definitive Information Statement filed with the SEC on March 4, 2013

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

5V, INC.

Dated: April 10, 2014	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)