Form 10-K/A
period 2013-09-30
5V Inc.
filed 2014-07-31
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

5V, Inc. (the "Company") is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was originally filed on January 27, 2014 (the “Original Filing”), for the sole purpose of amending the Report of Independent Registered Public Accounting Firm which contained some inadvertent errors in the one included in the Original Filing.  This Form 10-K/A thus accordingly amends Part IV, Item 15(a)(1)(2) “Financial Statements and Financial Statement Schedule” of the Original Filing.   This Amendment does not amend or affect in any respects any other parts of, or exhibits to, the Original Filing.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing.  The Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

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
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 5V Inc.
( A development stage company)

We have audited the accompanying balance sheet of 5V Inc. ( a development stage company) as of  September 30, 2013 and 2012, and the related statement of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended  September 30, 2013, and the period from February 19, 2010 (inception) through September 30, 2013.  5V Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5V Inc. ( a development stage company) as of  September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended  September 30, 2013, and the period from February 19, 2010 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
January 27, 2014 (amended July 1, 2014)

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 8 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010.

* 3.2	By-laws.

** 3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011.

*** 3.4	Certificate of Amendment of Certificate of Incorporation

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.INS	XBRL Instance Document

++101.SCH	XBRL Taxonomy Extension Schema

++101.CAL	XBRL Taxonomy Extension Calculation Linkbase

++101.DEF	XBRL Taxonomy Extension Definition Linkbase

++101.LAB	XBRL Taxonomy Extension Label Linkbase

++101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 20, 2007, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company's Form 8-K Filed with the Securities and Exchange Commission on May 6, 2011.

***	Filed as Exhibit 3.4 to the Company's 10-K filed with the SEC on January 24, 2014

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

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

Dated: July 31, 2014	By:	/s/ Jun Jiang
Jun Jiang
President and Chairman
Principal Executive officer
Principal Financial and Accounting Officer