Form 10-Q
period 2014-03-31
5V Inc.
filed 2014-10-01
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of September 30, 2014.

5V INC.

- INDEX -

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

The results for the period ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on January 27, 2014, as amended on July 31, 2014.

1

5V, INC

INDEX

PAGE

BALANCE SHEETS as of March 31, 2014 and September 30, 2013	4

STATEMENT OF OPERATIONS for the three months and six months ended March 31, 2014 and 2013	5

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS for the six months ended March 31, 2014	6

NOTES TO FINANCIAL STATEMENTS	7-18

5V, INC.

BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,974	$-
Total Current Assets	1,974	-

Total Assets	$1,974	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	1,100	8,261
Advances from a related party (Note 6)	$138,624	$92,833
Total Current Liabilities	139,724	101,094

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and September 30, 2013	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized; 100,000,000 shares and 7,500,000 shares issued and outstanding as of March 31, 2014 and September 30, 2013	10,000	750
Additional paid-in capital	40,534	-
Subscription receivable (Note 9)	(51,287)	-
Deficit accumulated during the development stage	(136,997)	(101,844)
Total Stockholders' Equity (Deficiency)	(137,750)	(101,094)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,974	$-

The accompanying notes are an integral part of these financial statements.

5V, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$-	$-	$-	$-
Costs of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Professional fees	1,000	500	32,727	1,000
Other general and administrative expenses	1,957	173	2,426	611
Total Operating Expenses	2,957	673	35,153	1,611

Loss from Operation before Provision for Income Tax	(2,957)	(673)	(35,153)	(1,611)

Provision for Income Tax	-	-	-	-

Net Loss	$(2,957)	$(673)	$(35,153)	$(1,611)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	100,000,000	7,500,000	84,583,333	7,500,000

The accompanying notes are an integral part of these financial statements.

5V, INC.

STATEMENT OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(35,153)	$(1,611)

Adjustments to reconcile net loss to net cash used by operating activities:

Company expenses paid by related parties	8,539	611

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(1,877)	1,000
Net cash used by operating activities	(28,491)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-
Proceeds from related parties	-	-
Proceeds from acquisition of 5-V Holding Limited	30,465	-
Net cash provided by financing activities	30,465	-

NET INCREASE IN CASH	1,974	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$1,974	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Accounts payable paid directly by related parties	$5,284	$5,000

The accompanying notes are an integral part of these financial statements.

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

5V Inc. (the “Company”), formerly China Gate Acquisition Corp. 1, was organized on February 19, 2010 as a Delaware corporation with fiscal year ending September 30. The Company is a shell with no business activity whose purpose is to seek out and attract partners for possible merger or acquisition.

On April 28, 2011, the China Gate Acquisition Corp. 1 incorporated a wholly-owned subsidiary under the name “5V Inc.” under the laws of the State of Delaware.

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

On October 30, 2013, the Company, 5-V Holding Limited, a British Virgin Islands company (“5V BVI”) and the shareholders of 5V BVI (the “5V BVI Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of 5V BVI from the 5V BVI Shareholders in exchange for the issuance of 92,500,000 shares (the “5V DE Shares”)of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to 5V BVI Shareholders. The 5V BVI Shareholders agreed to exchange each share of their 5V BVI shares for 2,000 5V DE Shares. The transaction pursuant to the Share Exchange Agreement is hereby referred to as the Share Exchange. The Share Exchange was consummated on October 30, 2013 (the “Closing Date”). As a result of the Share Exchange, 5V BVI will become a wholly-owned subsidiary of the Company;

5V BVI was incorporated in the British Virgin Islands (“BVI”) on April 20, 2011, as a BVI Business Company under the BVI Business Companies Act, 2004. 5V BVI was organized to provide business services and financing to emerging growth entities. 5V BVI has selected September 30 as its fiscal year ending.

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS (continued)

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

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and2- Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2013, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended September 30, 2013.

Subsequent Events

In preparing the accompanying financial statements, we evaluated the period from the balance sheet date through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the six months ended March 31, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended March 31, 2014 and 2013, respectively.

5V, INC.

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months ended March 31, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of ASU No. 2014-10

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3-	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $138,400, including net operating loss of $35,053 and $1,725 for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company has a shareholders' deficit of $137,650, and a working capital deficit of $137,650, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with four hundred million 400,000,000 shares designated as common stock at $0.0001 par value and ten million 10,000,000 shares designated as preferred stock at $0.0001 par value. As of March 31, 2014, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

Note 5-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2014	2013
	(unaudited)

Accrued professional fees	$1,000	$7,000
Accrued office expenses	100	1,261
Total accounts payable and accrued expenses	$1,100	$8,261

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6-	ADVANCE FROM A RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, no interest bearing, and payable upon demand. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company from the then existing shareholders. Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2014	2013
	(unaudited)

Jiang, Jun, CEO of the Company	$138,624	$92,833
Total accounts payable and accrued expenses	$138,624	$92,833

Note 7-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the six months ended March 31, 2014 and 2013, respectively.

Note 8-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carryforward as of March 31, 2014 and September 30, 2013 was $138,400 and $101,844, respectively. The statutory tax rate for fiscal years 2014 and 2013 is 35%. The significant components of the deferred tax assets as of March 31, 2014 and September 30, 2013 are as follows:

	March 31,	September 30,
	2014	2013
	(unaudited)

Losses carryforwards	$47,949	$35,645
Less-Valuation allowance	(47,949)	(35,645)
Total net deferred tax assets	$-	$-

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9-	STOCKHOLDERS’ EQUITY

Common Stocks of 5V, Inc.

Currently, the Articles of Incorporation authorized 5V, Inc. to issue 400,000,000 shares of common stock with a par value of $0.0001 per share. Upon formation of the 5V, Inc., 7,500,000 shares of common stock were issued to two funders for $750. On October 30, 2013, 5V, Inc. issued 92,500,000 shares of common stocks to acquire 100% of 5-V Holding Limited and its subsidiaries.

Issuance of 50,000 shares of common stock to the funders of 5-V Holding Limited

The Articles of Incorporation authorized 5-V Holding Limited to issue 50,000 shares of common stock with a par value of $1.00 per share. Upon formation of the 5-V Holding Limited, 50,000 shares of common stock were issued for $50,000, which has not been received at the date of issuance of this report.

Issuance of 10,000 shares of common stock to the funders of 5V Group Limited

The Articles of Incorporation authorized 5V Group Limited to issue 10,000 shares of common stock with a par value of HKD$1.00 ($0.1287) per share. Upon formation of the 5V Group Limited, 10,000 shares of common stock were issued for HKD$10,000 ($1,287.00), which has not been received at the date of issuance of this report.

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

On May 29, 2013, 5V Group Limited, the sole shareholder, contributed $30,465, or 30.47% of the registered capital toward the registered capital as required by the PRC Company Law. Since 5V Group Limited did not has the fund, 5V Group Limited borrowed the $30,465 from Jiang, Jun, CEO of the Company.

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10-	COMMITMENTS AND CONTINGENCIES

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

Liquidity and Capital Resources

As of March 31, 2014 and, the Company had $1,974 in cash, as compared to no assets as of September 30, 2013.  As of March 31, 2014, the Company had total liabilities equal to $139,724, comprised of $1,100 in accounts payable and $138,624 in advances from related party. This compares with total liabilities of $101,094, comprised of $8,261 in accounts payable and $92,833 in advances from related party, as of September 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Six months ended March 31, 2014 and 2013:

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(28,491)	$-
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$30,465	$-
Net Increase (Decrease) in Cash and Cash Equivalents	1,974	-

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

Results of Operations

No revenue has been generated by the Company from February 19, 2010 (Inception) to March 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or starts operation of the herbal nutritional supplement and skin-care product business in China, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2014, the Company had a net loss of $2,957, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended March 31, 2013, the Company had a net loss of $673, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports. For the six months ended March 31, 2014, the Company had a net loss of $35,153, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the six months ended March 31, 2014, the Company had a net loss of $35,153, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of Delaware on April 16, 2013 incorporated by reference to Appendix in the Definitive Information Statement filed with the SEC on March 4, 2013

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended Marchr 31, 2014.

32.1+	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

5V, INC.

Dated: October 1, 2014	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer,and Principal Financial and Accounting Officer)

