Form 10-Q
period 2014-06-30
5V Inc.
filed 2014-10-01
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on January 27, 2014, as amended on July 31, 2014.

1

INDEX

PAGE

BALANCE SHEETS as of June 30, 2014 and September 30, 2013	3

STATEMENT OF OPERATIONS for the three months and nine months ended June 30, 2014 and 2013	4

STATEMENT OF CASH FLOWS for the Nine months ended June 30, 2014	5

NOTES TO FINANCIAL STATEMENTS	6-17

5V, INC.

BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,974	$-
Total Current Assets	1,974	-

Total Assets	$1,974	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	3,432	8,261
Advances from a related party (Note 6)	$146,814	$92,833
Total Current Liabilities	150,246	101,094

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and September 30, 2013	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized; 100,000,000 shares and 7,500,000 shares issued and outstanding as of June 30, 2014 and September 30, 2013	10,000	750
Additional paid-in capital	40,534	-
Subscription receivable (Note 9)	(51,287)	-
Deficit accumulated during the development stage	(147,519)	(101,844)
Total Stockholders' Equity (Deficiency)	(148,272)	(101,094)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,974	$-

The accompanying notes are an integral part of these financial statements.

5V, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales	$-	$-	$-	$-
Costs of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Professional fees	9,191	500	41,918	1,500
Other general and administrative expenses	1,331	850	3,757	1,461
Total Operating Expenses	10,522	1,350	45,675	2,961

Loss from Operation before Provision for Income Tax	(10,522)	(1,350)	(45,675)	(2,961)

Provision for Income Tax	-	-	-	-

Net Loss	$(10,522)	$(1,350)	$(45,675)	$(2,961)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	100,000,000	7,500,000	89,722,222	7,500,000

The accompanying notes are an integral part of these financial statements.

5V, INC.

STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,675)	$(2,961)

Adjustments to reconcile net loss to net cash used by operating activities:

Company expenses paid by related parties	10,568	1,461

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	6,616	1,500
Net cash used by operating activities	(28,491)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-
Proceeds from related parties	-	-
Proceeds from acquisition of 5-V Holding Limited	30,465	-
Net cash provided by financing activities	30,465	-

NET INCREASE IN CASH	1,974	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$1,974	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Accounts payable paid directly by related parties	$11,445	$5,000

The accompanying notes are an integral part of these financial statements.

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND BUSINESS

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

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 -	ORGANIZATION AND BUSINESS (continued)

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

The estimated useful lives of the assets are as follows:

Office equipment and furniture	3 - 5 years

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the nine months ended June 30, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended June 30, 2014 and 2013, respectively.

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine months ended June 30, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $149,021, including net operating loss of $45,674 and $3,217 for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company has a shareholders' deficit of $148,271, and a working capital deficit of $148,271, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

Note 5-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	September 30, 2013
	(unaudited)

Accrued professional fees	$2,000	$7,000
Accrued office expenses	1,432	1,261
Total accounts payable and accrued expenses	$3,432	$8,261

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6-	ADVANCE FROM A RELATED PARTY

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

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	September 30, 2013
	(unaudited)

Jiang, Jun, CEO of the Company $	146,814	$92,833
Total accounts payable and accrued expenses	$146,814	$92,833

Note 7-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the nine months ended June 30, 2014 and 2013, respectively.

Note 8-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carryforward as of June 30, 2014 and September 30, 2013 was $149,021 and $101,844, respectively. The statutory tax rate for fiscal years 2014 and 2013 is 35%. The significant components of the deferred tax assets as of June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
	(unaudited)

Losses carryforwards	$51,632	$35,645
Less-Valuation allowance	(51,632)	(35,645)
Total net deferred tax assets	$-	$-

5V, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9-	STOCKHOLDERS’ EQUITY

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

Liquidity and Capital Resources

As of June 30, 2014 and, the Company had $1,974 in cash, as compared to no assets as of September 30, 2013.  As of June 30, 2014, the Company had total liabilities equal to $150,246, comprised of $3,432 in accounts payable and $146,814 in advances from related party. This compares with total liabilities of $101,094, comprised of $8,261 in accounts payable and $92,833 in advances from related party, as of September 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Net Cash Provided by (Used in) Operating Activities	$(28,491)	$-
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$30,465	$-
Net Increase (Decrease) in Cash and Cash Equivalents	1,974	31,712

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

Results of Operations

No revenue has been generated by the Company from February 19, 2010 (Inception) to June 30, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or starts operation of the herbal nutritional supplement and skin-care product business in China, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2014, the Company had a net loss of $10,522, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the three months ended June 30, 2013, the Company had a net loss of $1,350, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the nine months ended June 30, 2014, the Company had a net loss of $45,675, consisting of legal, accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of Delaware on April 16, 2013 incorporated by reference to Appendix in the Definitive Information Statement filed with the SEC on March 4, 2013

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1+	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

5V, INC.

Dated: October 1 , 2014	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)

