Form 10-K
period 2014-09-30
5V Inc.
filed 2015-01-05
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☐   No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐   No  ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

As of March 31, 2014 and as of the date hereof there were no non-affiliate holders of common stock of the Company and there is no trading market for the Company’s common stock.

 APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 11, 2014, there were 100,000,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

5V, Inc. (the "Company") was incorporated in the State of Delaware on February 19, 2010 under the name “China Gate Acquisition Corp. 1” and maintained its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the. “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected September 30 as its fiscal year end.

On May 3, 2011, the Company completed a merger (the "Merger") pursuant to which the Company's wholly owned subsidiary, 5V, Inc. a Delaware corporation was merged with and into the Company.  In connection with the Merger, the Company adopted the name “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

On August 24, 2012, in connection with the terms and conditions of a Securities Purchase Agreement, dated August 24, 2012(the "Purchase Agreement"), Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stock of the Company.  In connection with the terms and conditions of the Purchase Agreement, Chi Wu resigned (i) as President, Secretary, and all other officer positions of the Company, effective upon the closing of the transaction contemplated in the Purchase Agreement, and (ii) as director of the Company, effective ten (10) days following the filing of an Information Statement on Schedule 14f-1 and mailing to Company shareholders (the “Effective Time”) with respect to the change in a majority of the board of directors. Concurrent with the Closing, the board of directors of the Company (the "Board") (i) appointed Jun Jiang to serve as Chairman of the Board, President and a director of the Company effective immediately following the Closing, (ii) appointed Xiong Wu to serve as Executive Vice President and a director of the Company effective as of the Effective Time and (iii) appointed Jingquan Lu to serve as Vice President, Secretary and Treasurer of the Company effective as of the Closing Date.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed nor quoted on any publicly-traded market.  As of September 30, 2014, there are two holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2014 or a month within the foregoing quarter.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports,

(ii)	WFOE’S compliance with Chinese laws and regulations, and

(iii)	investigating, analyzing and consummating an acquisition.

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

Liquidity and Capital Resources

As of September 30, the Company had cash of $1,974 as it sole asset, as compared to September 30, 2013, the Company had no assets. The Company’s liabilities as of September 30, 2014 were $151,505, comprised of $2,660 in accounts payable and 148,845 in short-term advances from a related party. This compares with total liabilities of $101,094, comprised of $8,261 in accounts payable and $92,833 in short-term advances from a related party, as of September 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2014 and 2013.

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013
Net Cash (Used in) Operating Activities	$(28,491)	$-
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	30,465	-
Net Increase (Decrease) in Cash and Cash Equivalents	$1,974	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to September 30, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2014 and 2013, the Company had a net loss of $46,934 and $12,007 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

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

5V, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At September 30, 2014 and 2013 and

for the Years ended September 30, 2014 and 2013

F-1

5V, INC. AND SUBSIDIARIES

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL:KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

5V Inc.

We have audited the accompanying consolidated balance sheets of 5V Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the two-year period ended September 30, 2014. 5V Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 5V Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014. in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses since inception, and as of September 30, 2014, has a working capital deficit and a shareholders' deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

January 5, 2015

5V, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$1,974	$-
Total Current Assets	1,974	-

Total Assets	$1,974	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	2,660	8,261
Advances from a related party (Note 6)	$148,845	$92,833
Total Current Liabilities	151,505	101,094

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and September 30, 2013	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized; 100,000,000 shares and 7,500,000 shares issued and outstanding as of September 30, 2014 and September 30, 2013	10,000	750
Additional paid-in capital	40,534	-
Subscription receivable (Note 9)	(51,287)	-
Accumulated deficit	(148,778)	(101,844)
Total Stockholders' Equity (Deficiency)	(149,531)	(101,094)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,974	$-

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2014	2013

Revenues
Sales	$-	$-
Costs of Sales	-	-
Gross Profit	-	-

Operating Expenses
Professional fees	41,918	8,984
Other general and administrative expenses	5,016	3,023
Total Operating Expenses	46,934	12,007

Loss from Operation before Provision for Income Tax	(46,934)	(12,007)

Provision for Income Tax	-	-

Net Loss	$(46,934)	$(12,007)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	92,291,667	7,500,000

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Preferred Stock		Common Stock		Additional			Total
	Par Value $0.0001		Par Value $0.0001		Paid-in	Subscription	Deficit	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Accumulated	Deficiency

Balances at September 30, 2012	-	$-	$7,500,000	$750	$51,287	$(51,287)	$(89,837)	$(89,087)

Net loss	-	-	-	-	-	-	(12,007)	(12,007)
Balances at September 30, 2013	-	$-	$7,500,000	$750	$51,287	$(51,287)	$(101,844)	$(101,094)

Acquisition of 5-V Holding Limited			92,500,000	9,250	(10,753)			(1,503)

Net loss	-	-	-	-	-	-	(46,934)	(46,934)
Balances at September 30, 2014	-	$-	$100,000,000	$10,000	$40,534	$(51,287)	$(148,778)	$(149,531)

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(46,934)	$(12,007)

Adjustments to reconcile net loss to net cash used by operating activities:

Company expenses paid by related parties	11,267	2,346

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	7,176	9,661
Net cash used by operating activities	(28,491)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-
Proceeds from related parties	-	-
Proceeds from acquisition of 5-V Holding Limited	30,465	-
Net cash provided by financing activities	30,465	-

NET INCREASE IN CASH	1,974	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$1,974	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Accounts payable paid directly by related parties	$12,777	$10,508

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

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

On October 30, 2013, the Company, 5-V Holding Limited, a British Virgin Islands company (“5V BVI”) and the shareholders of 5V BVI (the “5V BVI Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of 5V BVI from the 5V BVI Shareholders in exchange for the issuance of 92,500,000 shares (the “5V DE Shares”)of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to 5V BVI Shareholders. The 5V BVI Shareholders agreed to exchange each share of their 5V BVI shares for 2,000 5V DE Shares. The transaction pursuant to the Share Exchange Agreement is hereby referred to as the Share Exchange. The Share Exchange was consummated on October 30, 2013 (the “Closing Date”). As a result of the Share Exchange, 5V BVI will become a wholly-owned subsidiary of the Company.

5V BVI was incorporated in the British Virgin Islands (“BVI”) on April 20, 2011, as a BVI Business Company under the BVI Business Companies Act, 2004. 5V BVI was organized to provide business services and financing to emerging growth entities. 5V BVI has selected September 30 as its fiscal year ending.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

Subsequent Events

In preparing the accompanying financial statements, we evaluated the period from the balance sheet date through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the year ended September 30, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the year ended September 30, 2014 and 2013, respectively.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In Addition, FASB ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended September 30, 2014 and 2013. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s financial position, results of operations, and cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for the Company for annual periods beginning January 1, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial position, results of operations, and cash flows.

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $148,778, including net operating loss of $46,934 and $12,007 for the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company has a shareholders' deficit of $149,531, and a working capital deficit of $149,531, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with four hundred million (400,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. As of September 31, 2014, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

Note 5-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	September 30,
	2014	2013

Accrued professional fees	$2,000	$7,000
Accrued office expenses	660	1,261
Total accounts payable and accrued expenses	$2,660	$8,261

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	ADVANCE FROM A RELATED PARTY

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

Advance from a related party consist of the following:

	September 30,	September 30,
	2014	2013

Jiang, Jun, CEO of the Company	$148,845	$92,833
Total accounts payable and accrued expenses	$148,845	$92,833

Note 7-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the year ended September 30, 2014 and 2013, respectively.

Note 8-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of September 30, 2014 and 2013 was $148,778 and $101,844, respectively. The statutory tax rate for fiscal years 2014 and 2013 is 35%. The significant components of the deferred tax assets as of September 30, 2014 and 2013 are as follows:

	September 30,	September 30,
	2014	2013

Losses carry forwards	$52,072	$35,645
Less-Valuation allowance	(52,072)	(35,645)
Total net deferred tax assets	$-	$-

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	STOCKHOLDERS’ EQUITY

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

Issuance of 10,000 shares of common stock to the founders of 5V Group Limited

The Articles of Incorporation authorized 5V Group Limited to issue 10,000 shares of common stock with a par value of HKD$1.00 ($0.1287) per share. Upon formation of the 5V Group Limited, 10,000 shares of common stock were issued for HKD$10,000 ($1,287.00), which has not been received at the date of issuance of this report.

Capital contribution of Shanghai BNC

In accordance with the Bylaws of Shanghai BNC, the registered capital at the date of incorporation on March 12, 2013 was $100,000. The Bylaws of Shanghai BNC also stipulates that the total capital contribution is $140,000. Pursuit to the recent amendment to the PRC Company Law, the registered capital or the stipulated capital contribution is no longer required to be fully contributed by the owners or the shareholders.

On May 29, 2013, 5V Group Limited, the sole shareholder, contributed $30,465, or 30.47% of the registered capital toward the registered capital as required by the PRC Company Law then. Since 5V Group Limited did not has the fund, 5V Group Limited borrowed the $30,465 from Jiang, Jun, CEO of the Company.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended September 30, 2014 and 2013 and through the date hereof, neither the Company nor anyone acting on its behalf consulted KeithZhen with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that KeithZhen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s officers and directors concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Jun Jiang	50	President and Chairman
Jingquan Lu	51	Vice President, Secretary, Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers are elected by and serve at the discretion of the Board of Directors.

Jun Jiang, 50, has served as our Chairman, President, CEO and a director since August 24, 2012 and as the CEO and director of Beijing BNC Health Technology Co. Ltd. since March, 2007. Beijing BNC Health Technology Co. Ltd. is a leading herbal based health products and natural organic skincare products company. Mr. Jiang served as the Executive Director of Beijing HuakeHongzhang Health Technology Co. Ltd. from October 2005 to March 2007 responsible for technology development. From July 2004 to October 2005, June Jiang served as the President of Beijing Duoweite Biotech Co. Ltd., a health products company. As a director of the Company, Ms. Jiang’s past experiences in the health products business will be beneficial to the company.

Jingquan Lu, 51, has served as our Vice President, Secretary and Treasurer since August 24, 2012 and as General Manager of Beijing BNC Health Technology Co. Ltd. since 2011.From 2007-2010, he was marketing manager of Jiangsu Dadi Group. From 2005 to 2007, he was marketing manager of Anhui Fengexin Pharmaceutical Corp.

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

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports during the 2014 fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2014 and 2013.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Jun Jiang President and Chairman	2014 2013	None None	None None	None None	None None
Xiong Wu Former Executive Vice President and Director	2014 2013	None None	None None	None None	None None
Jingquan Lu Vice President, Secretary, Treasurer and Director	2014 2013	None None	None None	None None	None None
Chi Wu Former President, Former Secretary and Former Sole Director	2014 2013	None None	None None	None None	None None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of the date of this annual report regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Jiang President and Chairman 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	35,941,500	43.4415%

Jingquan Lu Vice President, Secretary and Treasurer 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	20,000,000	20%

WANG Yu Hua	5,945,600	5.9456%

WU Xue	5,267,200	5.2672%

All Officers and Directors as a group (2 individuals)	55,941,500	63.4415%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock.
(2)	Based on 100,000,000 shares of Common Stock expected to be issued and outstanding upon the Closing of the Transaction.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Chi Wu, one of the Company’s prior principal stockholders and sole director and officer, advanced $28,814 to the Company as of September 30, 2011. Jun Jiang, the Company’s current principal stockholder and director and officer, advanced $148,845 and $92,833 to the Company as of September 30, 2014 and 2013, respectively. Both advances to the Company are used to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand. No principal amount was repaid to such related parties for the past two years. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders. Concurrently with the transaction, Chi Wu transferred to Jun Jiang all of his claims on the advances to the Company.

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

The aggregate fees billed by KeithZhen for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $13,000 and $7,000 for the fiscal year ended September 30, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed by PatrizioZhao for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2013.

There were no fees billed by KeithZhen for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2014 and 2013.

Tax Fees

There were no fees billed by PatrizioZhao for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2013.

There were no fees billed by KeithZhen for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2014 and 2013.

All Other Fees

There were no fees billed by PatrizioZhao for other products and services for the fiscal years ended September 30, 2013.

There were no fees billed by KeithZhen for other products and services for the fiscal year ended September 30, 2014 and 2013.

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

5V, INC.

Dated: January 5, 2015	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 5, 2015	By:	/s/ Jun Jiang
Jun Jiang
President and Chairman
Principal Executive officer
Principal Financial and Accounting Officer

