Form 10-Q
period 2014-12-31
5V Inc.
filed 2015-02-09
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of January 20, 2015.

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

The results for the period ended December 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on January 5, 2015.

1

5V, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At December 31, 2014 and 2013 and
for the three months ended December 31, 2014 and 2013

2

5V, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4

CONSOLIDATED STATEMENTS OF OPERATIONS	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-18

5V, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,974	$1,974
Total Current Assets	1,974	1,974

Total Assets	$1,974	$1,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	8,069	2,660
Advances from a related party (Note 5)	$162,178	$148,845
Total Current Liabilities	170,247	151,505

Commitments and Contingencies (Note 9)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2014 and September 30, 2014	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized;
100,000,000 shares and 100,000,000 shares issued and outstanding as of
December 31, 2014 and September 30, 2014	10,000	10,000
Additional paid-in capital	40,534	40,534
Subscription receivable (Note 8)	(51,287)	(51,287)
Accumulated deficit	(167,520)	(148,778)
Total Stockholders' Equity (Deficiency)	(168,273)	(149,531)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,974	$1,974

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2014	2013
	(unaudited)	(unaudited)

Revenues
Sales	$-	$-
Costs of Sales	-	-
Gross Profit	-	-

Operating Expenses
Professional fees	13,044	31,227
Consultant fees	2,500	500
Other general and administrative expenses	3,198	469
Total Operating Expenses	18,742	32,196

Loss from Operation before Provision for Income Tax	(18,742)	(32,196)

Provision for Income Tax	-	-

Net Loss	$(18,742)	$(32,196)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	100,000,000	69,166,667

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2014	2013
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(18,742)	$(32,196)

Adjustments to reconcile net loss to net cash used by operating activities:
Company expenses paid by related parties	2,825	8,539

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	15,917	(4,835)
Net cash used by operating activities	-	(28,492)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-
Proceeds from related parties	-	-
Proceeds from acquisition of 5-V Holding Limited	-	30,465
Net cash provided by financing activities	-	30,465

NET INCREASE IN CASH	-	1,973

CASH AT BEGINNING OF PERIOD	1,974	-
CASH AT END OF PERIOD	$1,974	$1,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Accounts payable paid directly by related parties	$10,508	$-

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended September 30, 2014.

These consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

Subsequent Events

In preparing the consolidated financial statements, we evaluated the period from the balance sheet date through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the three months ended December 31, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended December 31, 2014 and 2013, respectively.

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended December 31, 2014 and 2013.

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

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-  GOING CONCERN

The consolidated financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. As of December 31, 2014, the Company has an accumulated deficit of $167,520,  including an operating loss of $18,742 for the three months ended December 31, 2014, and $46,934 for the year ended September 30, 2014. As of September 30, 2014, the Company has a shareholders' deficit of $168,273, and a working capital deficit of $168,273. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2014	2014
	(unaudited)

Accrued professional fees	$7,394	$2,000
Accrued office expenses	$675	$660
Total accounts payable and accrued expenses	$8,069	$2,660

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-  ADVANCE FROM A RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, no interest bearing, and payable upon demand.

Advance from a related party consist of the following:

	December 31,	September 30,
	2014	2014
	(unaudited)

Jiang, Jun, CEO of the Company	$162,178	$148,845
Total Advance from A Related Party	$162,178	$148,845

Note 6- OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the three months ended December 31, 2014 and 2013, respectively.

Note 7-  INCOME TAX

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carry forward as of December 31, 214 and September 30, 2014 was $167,520 and $148,778, respectively.  The statutory tax rate for fiscal years 2014 is 35%. The significant components of the deferred tax assets as of December 31, 2014 and September 30, 2014 are as follows:

	December 31,	September 30,
	2014	2013
	(unaudited)

Losses carry forwards	$58,632	$52,072
Less-Valuation allowance	(58,632)	(52,072)
Total net deferred tax assets	$-	$-

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-   STOCKHOLDERS’ EQUITY

Common Stocks and Preferred Stocks of 5V, Inc.

The Articles of Incorporation authorizes 5V, Inc. to issue  410,000,000 shares of capital stock. These shares are divided into two classes with four hundred million (400,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. Upon formation of 5V, Inc., 7,500,000 shares of common stock were issued to two funders for $750.  On October 30, 2013, 5V, Inc. issued 92,500,000 shares of common stocks to acquire 100% of 5-V Holding Limited and its subsidiaries.   As of December 31, 2014, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

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

On May 29, 2013, 5V Group Limited, the sole shareholder, contributed $30,465, or 30.47% of the registered capital toward the registered capital as then required by the PRC Company Law.  Since 5V Group Limited did not has the fund, 5V Group Limited borrowed the $30,465 from Jiang, Jun, CEO of the Company.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had $1,974 in cash, the same amount of cash as of September 30, 2014.  As of December 31, 2014, the Company had total liabilities equal to $170,247, comprised of $8,069 in accounts payable and $162,178 in advances from a related party. This compares with total liabilities of $151,505, comprised of $2,660 in accounts payable and $148,845 in advances from the same related party as of September 30, 2013. The increase in liabilities principally results from the increase in the loans from the related party, which has advanced funds to the Company to cover its legal, audit, and filing fees, general office administration and other expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Three months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
Net Cash Provided by (Used in) Operating Activities	$		$(28,492)
Net Cash Provided by (Used in) Investing Activities		$-	$-
Net Cash Provided by (Used in) Financing Activities		$-	$30,465
Net Increase (Decrease) in Cash and Cash Equivalents		-	1,973

As of December 31, 2014, the Company only has cash of $1,974 as its sole asset, and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or starts operation of the herbal nutritional supplement and skin-care product business in China, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2014, the Company had a net loss of $18,742, consisting of legal, accounting, consultant, and other service fees incurred in relation to the preparation and filing of the Company’s periodic reports. For the comparable period in the prior year, the company has a net loss of 32,196. The decrease in the loss mainly results from the decrease in the professional fees, as offset by the increase in the consultant fees for preparation of the periodic reports, and the other general and administrative expenses, which was principally attribute to the increase in the Edgar agent and the transfer agent fees. The higher professional fees in the prior comparable period was due to the reorganization of the Company on October 30, 2013.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

5V, INC.

Dated: February 9, 2015	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)

