Form 10-Q
period 2015-03-31
5V Inc.
filed 2015-05-08
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of May 7, 2015.

5V INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2014 (Unaudited) and September 30, 2013	4

	Statements of Operations (Unaudited) for the Six Months Ended March 31, 2014 and 2013 and the Period from February 19, 2010 (Inception) to March 31, 2014	5

	Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2014 and 2013 and the Period from February 19, 2010 (Inception) to March 31, 2014	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

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

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on January 5, 2015.

1

5V, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At March 31, 2015 and 2014 and

for the three months and six months ended March 31, 2015 and 2014

2

5V, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	4

CONSOLIDATED STATEMENTS OF OPERATIONS	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-18

5V, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,975	$1,974
Total Current Assets	1,975	1,974

Total Assets	$1,975	$1,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	2,274	2,660
Advances from a related party (Note 5)	$174,160	$148,845
Total Current Liabilities	176,434	151,505

Commitments and Contingencies (Note 9)	-	-

Stockholders' Deficiency
Preferred stock, par value $0.0001, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and September 30, 2014	-	-
Common stock, par value $0.0001, 400,000,000 shares authorized; 100,000,000 shares and 100,000,000 shares issued and outstanding as of March 31, 2015 and September 30, 2014	10,000	10,000
Additional paid-in capital	40,534	40,534
Subscription receivable (Note 8)	(51,287)	(51,287)
Accumulated deficit	(173,706)	(148,778)
Total Stockholders' Equity (Deficiency)	(174,459)	(149,531)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,975	$1,974

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-
Costs of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Professional fees	1,744	1,000	14,788	32,227
Consultant fees	500	500	3,000	1,000
Other general and administrative expenses	3,942	1,457	7,140	1,926
Total Operating Expenses	6,186	2,957	24,928	35,153

Loss from Operation before Provision for Income Tax	(6,186)	(2,957)	(24,928)	(35,153)

Provision for Income Tax	-	-	-	-

Net Loss	$(6,186)	$(2,957)	$(24,928)	$(35,153)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	100,000,000	100,000,000	100,000,000	84,583,333

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,928)	$(35,153)

Adjustments to reconcile net loss to net cash used by operating activities:

Company expenses paid by related parties	2,825	8,539

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	22,104	(1,877)
Net cash used by operating activities	1	(28,491)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stocks	-	-
Proceeds from related parties	-	-
Proceeds from acquisition of 5-V Holding Limited	-	30,465
Net cash provided by financing activities	-	30,465

NET INCREASE IN CASH	1	1,974

CASH AT BEGINNING OF PERIOD	1,974	-
CASH AT END OF PERIOD	$1,975	$1,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Accounts payable paid directly by related parties	$22,490	$5,284

The accompanying notes are an integral part of these consolidated financial statements.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the six months ended March 31, 2015 and 2014, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended March 31, 2015 and 2014, respectively.

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six months ended March 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted. The guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results.

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

The consolidated financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. As of March 31, 2015, the Company has an accumulated deficit of $173,706, including an operating loss of $24,928 for the six months ended March 31, 2015, and $46,934 for the year ended September 30, 2014. As of March 31, 2015, the Company has a shareholders' deficit of $174,459, and a working capital deficit of $174,459. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2015	2014
	(unaudited)

Accrued professional fees	$1,500	$2,000
Accrued office expenses	$774	$660
Total accounts payable and accrued expenses	$2,274	$2,660

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ADVANCE FROM A RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, no interest bearing, and payable upon demand.

Advance from a related party consist of the following:

	March 31,	September 30,
	2015	2014
	(unaudited)

Jiang, Jun, CEO of the Company	$174,160	$148,845
Total Advance from A Related Party	$174,160	$148,845

Note 6-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the six months ended March 31, 2015 and 2014, respectively.

Note 7-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of March 31, 2015 and September 30, 2014 was $173,706 and $148,778, respectively. The estimated statutory tax rate for fiscal years 2015 is 35%. The statutory tax rate for fiscal years 2014 is 35%. The significant components of the deferred tax assets as of March 31, 2015 and September 30, 2014 are as follows:

	March 31,	September 30,
	2015	2013
	(unaudited)

Losses carry forwards	$60,797	$52,072
Less-Valuation allowance	(60,797)	(52,072)
Total net deferred tax assets	$-	$-

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	STOCKHOLDERS’ EQUITY

Common Stocks and Preferred Stocks of 5V, Inc.

The Articles of Incorporation authorizes 5V, Inc. to issue 410,000,000 shares of capital stock. These shares are divided into two classes with four hundred million (400,000,000) shares designated as common stock at $0.0001 par value and ten million (10,000,000) shares designated as preferred stock at $0.0001 par value. Upon formation of 5V, Inc., 7,500,000 shares of common stock were issued to two funders for $750. On October 30, 2013, 5V, Inc. issued 92,500,000 shares of common stocks to acquire 100% of 5-V Holding Limited and its subsidiaries. As of March 31, 2015, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

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

We did not decide whether we will spend any funds to develop the herb nutrition business and skin-care product business in China, or to spend funds for expenses related to identifying and consuming an acquisition in the herb nutrition business or other businesses.

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

Liquidity and Capital Resources

As of March 31, 2015 and, the Company had $1,975 in cash, as compared to $1,974 as of September 30, 2014.  As of March 31, 2015, the Company had total liabilities equal to $176,434, comprised of $2,274 in accounts payable and $174,160 in advances from related party. This compares with total liabilities of $151,505, comprised of $2,660 in accounts payable and $148,845 in advances from related party, as of September 30, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the Six months ended March 31, 2015 and 2014:

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Net Cash Provided by (Used in) Operating Activities	$1	$(28,491)	$
Net Cash Provided by (Used in) Investing Activities	$-	$-	$
Net Cash Provided by (Used in) Financing Activities	$-	$30,465	$
Net Increase (Decrease) in Cash and Cash Equivalents	1	1,974

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

No revenue has been generated by the Company from February 19, 2010 (Inception) to March 31, 2015.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or starts operation of the herbal nutritional supplement and skin-care product business in China, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

 For the three months ended March 31, 2015, the Company had a net loss of $6,186, consisting of legal, accounting, consultant, and other service fees incurred in relation to the preparation and filing of the Company’s periodic reports. For the comparable period in the prior year, the company has a net loss of 2,957. The increase in the loss mainly resulted from the increase in the general and administrative expenses, which was principally attribute to the increase in the printer and the transfer agent’s fees.

For the six months ended March 31, 2015, the Company had a net loss of $24,928, consisting of legal, accounting, consultant, and other service fees incurred in relation to the preparation and filing of the Company’s periodic reports. For the comparable period in the prior year, the company has a net loss of $35,153. The decrease in the loss mainly results from the decrease in the professional fees, as offset by the increase in the consultant fees for preparation of the periodic reports, and the other general and administrative expenses, which was principally attribute to the increase in the Edgar agent and the transfer agent fees. The higher professional fees in the prior comparable period was due to the reorganization of the Company on October 30, 2013.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

      Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of Delaware on April 16, 2013 incorporated by reference to Appendix in the Definitive Information Statement filed with the SEC on March 4, 2013

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended Marchr 31, 2014.

32.1+	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+         In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V, INC.

Dated: May 8, 2015	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)

