Form 10-K
period 2015-09-30
5V Inc.
filed 2016-01-13
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

As of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date hereof there were no non-affiliate holders of common stock of the Company and there is no trading market for the Company’s common stock.

As of January 7, 2016, there were 100,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed nor quoted on any publicly-traded market.  As of September 30, 2015, there are 27 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2015 or the subsequent period.

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

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash of $1,975, as compared to $1,974 as of September 30, 2014.The Company’s liabilities as of September 30, 2015 were $205,381, comprised of $17,357 in accounts payable and 188,024 in short-term advances from a related party. This compares with total liabilities of $152,814, comprised of $3,332 in accounts payable and $149,482 in short-term advances from a related party, as of September 30, 2014. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2015 and 2014.

	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014
Net Cash (Used in) Operating Activities	$(39,226)	$(53,844)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	39,227	25,353
Net Increase (Decrease) in Cash and Cash Equivalents	$1	$(28,491)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to September 30, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended September 30, 2015 and 2014, the Company had general and administrative expenses $51,066 and $48,243 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations and therefore generated a net loss of $51,066 and $48,243, respectively.

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

Item 8.    Financial Statements and Supplementary Data.

5V, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At September 30, 2015 and 2014 and

for the Years ended September 30, 2015 and 2014

F-1

5V, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

5V, Inc.

We have audited the accompanying balance sheets of 5V, Inc. as of September 30, 2015 and 2014, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2015. 5V, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5V, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that 5V, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Jimmy P. Lee, CPA PC

Astoria, NY

January 8, 2016

5V, Inc and Subsidiaries

Consolidated Balance Sheets

(Audited)

	September 30, 2015	September 30, 2014
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,975	$1,974
Prepaid expenses	1,500	-
Total Current Assets	3,475	1,974
Total Assets	$3,475	$1,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$17,357	$3,332
Due to related parties	188,024	149,482
Total Current Liabilities	205,381	152,814
Total Liabilities	205,381	152,814

Commitments & contingencies	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at September 30, 2015 and 2014, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated loss	(202,656)	(151,590)
Total stockholders' deficit	(201,906)	(150,840)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,475	$1,974

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For the Years Ended
	September 30, 2015	September 30, 2014
		(Restated)
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative expenses	51,067	48,246
Total Operating Expenses	51,067	48,246

Income (Loss) from operation	(51,067)	(48,246)

Other income
Interest income, net	1	3
Total other income	1	3

Income before income tax	(51,066)	(48,243)

Income tax	-	-

Net loss	(51,066)	(48,243)

Foreign currency translation adjustment	-	-

Comprehensive loss	$(51,066)	$(48,243)

Common Shares Outstanding, basic and diluted	100,000,000	92,650,685

Net loss per share
Basic and diluted	$0.0005	$0.0005

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended September 30, 2015 and 2014

(Audited)

	Common Stock		Additional
	$0.0001 Par Value		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivables	Income	Earnings	Totals
Balances at September 30, 2013	7,500,000	$750	$51,287	$(51,287)	$-	$(103,347)	$(102,597)
Issuance of common stock for acquisition of subsidiary	92,500,000	9,250	(9,250)		-		-
Net loss						(48,243)	(48,243)
Balances at September 30, 2014 (Restated)	100,000,000	$10,000	$42,037	$(51,287)	$-	$(151,590)	$(150,840)
Net loss						(51,066)	(51,066)
Balances at September 30, 2015	100,000,000	$10,000	$42,037	$(51,287)	$-	$(202,656)	$(201,906)

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Years Ended
	September 30, 2015	September 30, 2014
		(Restated)
Cash flows from operating activities
Net loss	$(51,066)	$(48,243)
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	-
Accounts payable and accrued expenses	13,340	(5,601)
Net cash used in operating activities	(39,226)	(53,844)

Cash flows from financing activities
Proceeds from related party	39,227	25,353
Net cash provided by financing activities	39,227	25,353

NET INCREASE (DECREASE) IN CASH	1	(28,491)

CASH
Beginning of period	1,974	30,465
End of period	$1,975	$1,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

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

On October 30, 2013, the Company, 5-V Holding Limited, a British Virgin Islands company (“5V BVI”) and the shareholders of 5V BVI (the “5V BVI Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of 5V BVI from the 5V BVI Shareholders in exchange for the issuance of 92,500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to 5V BVI Shareholders. The 5V BVI Shareholders agreed to exchange each share of their 5V BVI shares for 2,000 5V DE Shares. The transaction pursuant to the Share Exchange Agreement is hereby referred to as the Share Exchange. The Share Exchange was consummated on October 30, 2013 (the “Closing Date”). As a result of the Share Exchange, 5V BVI will become a wholly-owned subsidiary of the Company.

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

5V Inc., 5-V Holding limited, 5V Group Limited, and Shanghai BNC are hereafter referred to as the “Company”, which structure is summarized in the following chart.

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

The Company did not generate any revenues since inception.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted this ASU as early application for the financial statements of the period from July 8, 2013 (inception) to December 31, 2013.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $202,656, including net operating loss of $51,066 and $48,246 for the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company has a shareholders' deficit of $201,906, and a working capital deficit of $201,906, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	RESTATEMENTS

The Company made corrections to the prior year's financial statements to properly reflect the omitted expenses paid by related party to be consistent with the current year. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

The following tables present the effect of the correction discussed above and adjustments on selected line items of our previously reported financial statements as of and for the years ended September 30, 2014.

Balance Sheet	September 30, 2014
	Previously
	Reported	Adjustments	Restated
Accounts payable and accrued expenses	2,660	672	3,332
Due to related parties	148,845	637	149,482
Additional paid-in capital	40,534	1,503	42,037
Deficit accumulated during development stage	(148,778)	(2,812)	(151,590)

Statement of Operations	For the Year Ended September 30, 2014
	Previously
	Reported	Adjustments	Restated
Professional fees	41,918	(41,918)	-
Other general and administrative expenses	5,016	46,051	51,067
Interest income	-	1	1

Statement of Cash Flows	For the Year Ended September 30, 2014
	Previously
	Reported	Adjustments	Restated
Net loss	(46,934)	(1,309)	(48,243)
Company expenses paid by related parties	11,267	(11,267)	-
Accounts payable and accrued expenses	7,176	(12,777)	(5,601)
Proceeds from acquisition of 5-V Holding Limited	30,465	(30,465)	-
Proceeds from related party	-	25,353	25,353
Cash at beginning of period	-	30,465	30,465

Note 5-	COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with 400,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. As of September 31, 2015, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

Upon formation of the Company., 7,500,000 shares of common stock were issued to two funders for $750.

On October 30, 2013, the Company issued 92,500,000 shares of common stocks to acquire 100% of 5-V Holding Limited and its subsidiaries

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

Advance from a related party consist of the following:

	September 30,	September 30,
	2015	2014

Jiang, Jun, CEO of the Company	$188,024	$149,482
Total accounts payable and accrued expenses	$188,024	$149,482

Note 7-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expense were $0 and $0 for the year ended September 30, 2014 and 2013, respectively.

Note 8-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of September 30, 2015 and 2014 was $202,656 and $151,590, respectively. The statutory tax rate for fiscal years 2014 and 2013 is 35%. The significant components of the deferred tax assets as of September 30, 2015 and 2014 are as follows:

	September 30,	September 30,
	2015	2014

Losses carry forwards	$70,930	$53,057
Less-Valuation allowance	(70,930)	(53,057)
Total net deferred tax assets	$-	$-

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	COMMITMENTS AND CONTINGENCIES

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 6, 2015, the Company dismissed its independent registered public accounting firm, Keith K. Zhen (“Zhen”).  The dismissal was approved by the Board of Directors (the “Board”) of the Company.

In  connection  with the audit of the fiscal years ended September 30, 2014 and 2013 and through the date hereof, there were (i) no disagreements with Zhen on any matter of accounting  principles or practices,  financial statement  disclosure, or auditing scope or procedure, which disagreements if not  resolved  to the  satisfaction  of Zhen would  have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K except certain material weaknesses in the internal controls over financial reporting as disclosed in the Form 10-K for the fiscal year ended September 30, 2013.

Zhen’s report on the financial statements of the Company for the years ended September 30, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On August 6, 2015, the Company engaged Jimmy P. Lee CPA PC (“Lee”) as the Company’s independent registered public accountant effective immediately.  The engagement was approved by the Board.  Prior to August 9, 2015, the Company did not consult with Lee regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company has authorized Zhen to respond fully to any inquiries of Lee.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s officers and directors concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2015, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Jun Jiang, has served as our Chairman, President, CEO and a director since August 24, 2012 and as the CEO and director of Beijing BNC Health Technology Co. Ltd. since March, 2007. Beijing BNC Health Technology Co. Ltd. is a leading herbal based health products and natural organic skincare products company. Mr. Jiang served as the Executive Director of Beijing HuakeHongzhang Health Technology Co. Ltd. from October 2005 to March 2007 responsible for technology development. From July 2004 to October 2005, June Jiang served as the President of Beijing Duoweite Biotech Co. Ltd., a health products company. As a director of the Company, Ms. Jiang’s past experiences in the health products business will be beneficial to the company.

Jingquan Lu, has served as our Vice President, Secretary and Treasurer since August 24, 2012 and as General Manager of Beijing BNC Health Technology Co. Ltd. since 2011.From 2007-2010, he was marketing manager of Jiangsu Dadi Group. From 2005 to 2007, he was marketing manager of Anhui Fengexin Pharmaceutical Corp.

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

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports during the 2015 fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2015 and 2014.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Jun Jiang President and Chairman	2015 2014	None None	None None	None None	None None
Xiong Wu Former Executive Vice President and Director	2015 2014	None None	None None	None None	None None
Jingquan Lu Vice President, Secretary, Treasurer and Director	2015 2014	None None	None None	None None	None None
Chi Wu Former President, Former Secretary and	2015 2014	None None	None None	None None	None None
Former Sole Director

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Jiang President and Chairman 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	43,441,500	43.4%

Jingquan Lu Vice President, Secretary and Treasurer 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	20,000,000	20%

WANG Yu Hua	5,945,600	5.94%

WU Xue	5,267,200	5.27%

All Officers and Directors as a group (2 individuals)	74,654,000	74.65%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock.

(2)	Based on 100,000,000 shares of Common Stock issued and outstanding as of January 7, 2016.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Chi Wu, one of the Company’s prior principal stockholders and sole director and officer, advanced $28,814 to the Company as of September 30, 2011. Jun Jiang, the Company’s current principal stockholder and director and officer, advanced $188,024 to the Company as of September 30, 2015. Both advances to the Company are used to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand. No principal amount was repaid to such related parties for the past two years. On August 24, 2012, Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stocks of the Company’s existing shareholders. Concurrently with the transaction, Chi Wu transferred to Jun Jiang all of his claims on the advances to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Zhen was the Company’s independent registered public accounting firm until they were dismissed by the Company on August 6, 2015. On the same day Lee was appointed to serve as the Company’s independent registered public accounting.

Audit Fees

The aggregate fees billed by Zhen for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $7,000 for the fiscal year ended September 30, 2014.

The aggregate fees billed by Lee for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $7,500 for the fiscal year ended September 30, 2015 and $3,000 for the fiscal year ended September 30, 2014.

Audit-Related Fees

There were no fees billed by Zhen for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2014.

There were no fees billed by Lee for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2015.

Tax Fees

There were no fees billed by Zhen for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2014.

There were no fees billed by Lee for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2015.

All Other Fees

There were no fees billed by Zhen for other products and services for the fiscal years ended September 30, 2014.

There were no fees billed by Lee for other products and services for the fiscal year ended September 30, 2015.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The audited financial statements are included in Item 8 of this annual report on Form 10-K.

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

5V, INC.

Dated: January 13, 2016	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2016	By:	/s/ Jun Jiang
Jun Jiang
President and Chairman
Principal Executive officer
Principal Financial and Accounting Officer

