Form 10-Q
period 2015-12-31
5V Inc.
filed 2016-02-22
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of February 16, 2016.

5V, INC.

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

PART I – FINANCIAL INFORMATION

Item 1.

5V, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At December 31, 2015 and September 30, 2015

For the Three months ended December 31, 2015 and 2014

1

5V, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 - F-15

5V, Inc and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,935	$1,975
Prepaid expenses	1,000	1,500
Total Current Assets	2,935	3,475
Total Assets	$2,935	$3,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,130	$16,000
Due to related parties	195,730	189,381
Total Current Liabilities	208,860	205,381
Total Liabilities	208,860	205,381

Commitments & contingencies	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at December 31, 2015 and September 30, 2015, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated loss	(206,675)	(202,656)
Total stockholders' deficit	(205,925)	(201,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,935	$3,475

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2015	December 31, 2014
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative expenses	4,018	18,742
Total Operating Expenses	4,018	18,742

Loss from operation	(4,018)	(18,742)

Other income (loss)
Interest income, net	-	-
Total other income	-	-

Loss before income tax	(4,018)	(18,742)

Income tax	-	-

Net loss	(4,018)	(18,742)

Foreign currency translation adjustment	-	-

Comprehensive loss	$(4,018)	$(18,742)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000

Net loss per share
Basic and diluted	$-	$(0)

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities
Net loss	$(4,018)	$(18,742)
Changes in operating assets and liabilities:
Prepaid expenses	500	-
Accounts payable and accrued expenses	(2,870)	5,409
Net cash used in operating activities	(6,388)	(13,333)

Cash flows from financing activities
Proceeds from related party	6,348	13,333
Net cash provided by financing activities	6,348	13,333

NET INCREASE (DECREASE) IN CASH	(40)	-

CASH
Beginning of period	1,975	1,974
End of period	$1,935	$1,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

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

On December 31, 2012, the Company’s Board of Directors and shareholders approved an increase in the authorized shares of common stocks from 100,000,000 to 400,000,000. The amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of Delaware on April 16, 2013.

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

5V, Inc., 5-V Holding limited, 5V Group Limited, and Shanghai BNC are hereafter referred to as the “Company”, which structure is summarized in the following chart.

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

Interim Financial Statements

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2015, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended September 30, 2015.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operation.

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended December 31, 2015 and 2014 However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under existing standards, an acquirer in a business combination reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to the impact of this ASU, an acquirer is required to adjust provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified—eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The ASU is applied prospectively to measurement-period adjustments that occur after the effective date. This standard is required prospectively beginning January 1, 2016, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. This standard is effective January 1, 2017. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, “equity securities”) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. The standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Note 3-	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $206,675, including net operating loss of $4,018 and $18,742 for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company has a shareholders' deficit of $205,925, and a working capital deficit of $205,925, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with 400,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. As of December 31, 2015, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

Upon formation of the Company, 7,500,000 shares of common stock were issued to two founders for $750.

On October 30, 2013, the Company issued 92,500,000 shares of common stocks to acquire 100% of 5-V Holding Limited and its subsidiaries.

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ADVANCE FROM A RELATED PARTY

One of the Company’s stockholders advanced funds to the Company to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, no interest bearing, and payable upon demand. On August 24, 2012, Jun Jiang and Xiong Wu (the “Purchasers”) purchased all of the issued and outstanding shares of common stocks of the Company from the then existing shareholders (the “Sellers”). Concurrently with the transaction, the Sellers agreed to transfer to the Purchasers all of their claims on advances to the Company.

Advance from a related party consist of the following:

	December 31,	September 30,
	2015	2015

Jiang, Jun, CEO of the Company	$195,730	$189,381
Total accounts payable and accrued expenses	$195,730	$189,381

Note 6-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the three months ended December 31, 2015 and 2014, respectively.

Note 7-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of December 31, 2015 and 2014 was $206,675 and $202,656, respectively. The statutory tax rate for fiscal years 2015 and 2014 is 35%. The significant components of the deferred tax assets as follows:

	December 31,	September 30,
	2015	2015

Losses carry forwards	$72,336	$70,930
Less-Valuation allowance	(72,336)	(70,930)
Total net deferred tax assets	$-	$-

5V, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	COMMITMENTS AND CONTINGENCIES

Control by principal stockholder/officer

The chief executive officer beneficially owns and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Since immediately after the share exchange transaction with 5V BVI on October 30, 2013, we have been planning to engage in the research, sale and after-market service of herb diet nutritional supplement and skin-care products in China. There can be no assurance that we will be able to successfully implement our business plan to develop the herb diet nutritional supplement and skin-care product in China as discussed above, and we may also continue to serve as a vehicle to effectuate an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business in the herb nutrition business or other businesses. We have made no efforts to identify such a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business as discussed above. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that we will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

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

We have not decided as to whether we will spend any funds on organically developing the herb nutrition business and skin-care product business in China, or identifying and commencing an acquisition in the herb nutrition area or other areas.

We believe we will be able to pay our expenses through deferrals of fees by certain service providers and through funds, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no assets. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding will be available.

The Company may consider acquiring a business which is either a company that has recently commenced its operations and is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital or is seeking to expand into new markets. Alternatively, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in an initial public offering.

2

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effectuate a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effectuate only one business combination, primarily due to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company had cash of $1,935, as compared to $1,975 as of September 30, 2015. The Company’s liabilities as of December 31, 2015 were $208,860, comprised of $13,310 in accounts payable and $195,730 in short-term advances from a related party, compared to total liabilities of $205,381, comprised of $16,000 in accounts payable and $189,381 in short-term advances from a related party, as of September 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Net Cash (Used in) Operating Activities	$(6,388)	$(13,333)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	6,348	13,333
Net Increase (Decrease) in Cash and Cash Equivalents	$(40)	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 19, 2010 (Inception) to December 31, 2015. It is unlikely the Company will have any revenues unless it is able to effectuate an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

3

For the three months ended December 31, 2015 and 2014, the Company had general and administrative expenses of $4,018 and $18,742 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations and therefore generated a net loss of $4,018 and $18,742, respectively. The lower expenses during the three months ended December 31, 2015 resulted from cost cutting efforts by the Company.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

4

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

Item 1A.	Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of Delaware on April 16, 2013 incorporated by reference to Appendix in the Definitive Information Statement filed with the SEC on March 4, 2013

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V, INC.

Dated: February 22, 2016	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)

6