Form 10-Q
period 2016-06-30
5V Inc.
filed 2016-08-22
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of August 15, 2016.

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

PART I – FINANCIAL INFORMATION

Item 1.

5V, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At June 30, 2016 and September 30, 2015

For the Nine months ended June 30, 2016 and 2015

1

5V, INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 - F-15

5V, Inc and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,936	$1,975
Prepaid expenses	-	1,500
Total Current Assets	1,936	3,475
Land, Property & equipment (net)	-	-
Total Assets	$1,936	$3,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,482	$16,000
Due to related parties	215,627	189,381
Total Current Liabilities	221,109	205,381
Total Liabilities	221,109	205,381

Commitments & contingencies	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at December 31, 2015 and September 30, 2015, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated loss	(219,923)	(202,656)
Total stockholders' deficit	(219,173)	(201,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,936	$3,475

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
General and administrative expenses	4,156	6,488	17,268	31,417
Total Operating Expenses	4,156	6,488	17,268	31,417

Income (Loss) from operation	(4,156)	(6,488)	(17,268)	(31,417)

Other income (loss)
Interest income, net	-	-	2	-
Total other income	-	-	2	-

Loss before income tax	(4,156)	(6,488)	(17,266)	(31,417)

Income tax	-	-	-	-

Net loss	(4,156)	(6,488)	(17,266)	(31,417)

Foreign currency translation adjustment	-	-	-	-

Comprehensive loss	$(4,156)	$(6,488)	$(17,266)	$(31,417)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

Net loss per share
Basic and diluted	$-	$(0.0001)	$(0.0002)	$(0.0003)

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities
Net loss	$(17,266)	$(31,417)
Changes in operating assets and liabilities:
Prepaid expenses	1,500	(2,000)
Accounts payable and accrued expenses	(10,519)	(660)
Net cash used in operating activities	(26,285)	(34,077)

Cash flows from financing activities
Proceeds from related party	26,246	34,078
Net cash provided by financing activities	26,246	34,078

NET INCREASE (DECREASE) IN CASH	(39)	1

CASH
Beginning of period	1,975	1,974
End of period	$1,936	$1,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

5V, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three and nine months ended June 30, 2016 and 2015 However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $219,923, including net operating loss of $17,266 and $31,417 for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company has a shareholders' deficit of $219,173, and a working capital deficit of $219,173, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4-	COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with 400,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. As of June 30, 2016, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

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

Advance from a related party consist of the following:

	June 30,	September 30,
	2016	2015

Jiang, Jun, CEO of the Company	$215,627	$189,381
Total accounts payable and accrued expenses	$215,627	$189,381

Note 6-	OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the nine months ended June 30, 2016 and 2015, respectively.

Note 7-	INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of June 30, 2016 and September 2015 was $219,923 and $202,656, respectively. The statutory tax rate for fiscal years 2016 and 2015 is 35%. The significant components of the deferred tax assets as follows:

	June 30,	September 30,
	2016	2015

Losses carry forwards	$76,973	$70,930
Less-Valuation allowance	(76,973)	(70,930)
Total net deferred tax assets	$-	$-

5V, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	COMMITMENTS AND CONTINGENCIES

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

For the three months ended June 30, 2016 and 2015, the Company had general and administrative expenses $4,156 and $6,488 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations and therefore generated a net loss of $4,156 and $6,488, respectively. The lower expenses during the three months ended June 30, 2016 resulted from overall cost cutting efforts by the Company.

For the nine months ended June 30, 2016 and 2015, the Company had general and administrative expenses $17,268 and $31,417 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations and therefore generated a net loss of $17,266 and $31,417, respectively. The lower expenses during the nine months ended June 30, 2016 resulted from overall cost cutting efforts by the Company.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash of $1,936, as compared to $1,975 as of September 30, 2015. The Company’s liabilities as of June 30, 2016 were $221,109, comprised of $5,482 in accounts payable and 215,627 in short-term advances from a related party. This compares with total liabilities of $205,381, comprised of $16,000 in accounts payable and $189,381 in short-term advances from a related party, as of September 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

3

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2016 and 2015.

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Net Cash (Used in) Operating Activities	$(26,285)	$(34,077)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	26,246	34,078
Net Increase (Decrease) in Cash and Cash Equivalents	$(39)	$1

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V, INC.

Dated: August 22, 2016	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)

6