Form 10-K
period 2016-09-30
5V Inc.
filed 2017-01-27
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

As of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date hereof there were no non-affiliate holders of common stock of the Company and there was no trading market for the Company’s common stock.

As of January 19, 2017, there were 100,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of 5V Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

5V Inc. (the "Company") was incorporated in the State of Delaware on February 19, 2010 under the name “China Gate Acquisition Corp. 1” and maintained its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected September 30 as its fiscal year end.

On May 3, 2011, the Company completed a merger (the "Merger") pursuant to which the Company's wholly owned subsidiary, 5V Inc. a Delaware corporation was merged with and into the Company.  In connection with the Merger, the Company adopted the name “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed nor quoted on any publicly-traded market.  As of January 19, 2017, there are 27 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2016 or the subsequent period.

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

For the years ended September 30, 2016 and 2015, the Company had general and administrative expenses $56,334 and $51,067 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. The Company received interest income of $1 for the years ended September 30, 2016 and 2015, respectively. As a result, the Company generated a net loss of $56,333 and $51,066, respectively. The lower expenses during the years ended September 30, 2016 resulted from overall cost cutting efforts by the Company.

Liquidity and Capital Resources

As of September 30, 2016 and 2015, the Company had cash of $1,936 and $1,975. The Company’s liabilities as of September 30, 2016 were $260,175, comprised of $37,792 in accounts payable and 222,383 in short-term advances from a related party. This compares with total liabilities of $205,381, comprised of $16,000 in accounts payable and $189,381 in short-term advances from a related party, as of September 30, 2015. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2016 and 2015.

	For years Ended September 30, 2016	For years Ended September 30, 2015
Net Cash (Used in) Operating Activities	$(33,040)	$(39,226)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	33,001	39,227
Net Increase (Decrease) in Cash and Cash Equivalents	$(39)	$1

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

Item 8.    Financial Statements and Supplementary Data.

5V Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	September 30, 2015
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,936	$1,975
Prepaid expenses	-	1,500
Total Current Assets	1,936	3,475
Land, Property & equipment (net)	-	-
Total Assets	$1,936	$3,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,792	$16,000
Due to related parties	222,383	189,381
Total Current Liabilities	260,175	205,381
Total Liabilities	260,175	205,381

Commitments & contingencies	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at December 31, 2015 and September 30, 2015, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated loss	(258,989)	(202,656)
Total stockholders' deficit	(258,239)	(201,906)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,936	$3,475

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For the Year Ended
	September 30, 2016	September 30, 2015
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative expenses	56,334	51,067
Total Operating Expenses	56,334	51,067

Income (Loss) from operation	(56,334)	(51,067)

Other income (loss)
Interest income, net	1	1
Total other income	1	1

Loss before income tax	(56,333)	(51,066)

Income tax	-	-

Net loss	(56,333)	(51,066)

Foreign currency translation adjustment	-	-

Comprehensive loss	$(56,333)	$(51,066)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000

Net loss per share
Basic and diluted	$(0.0006)	$(0.0005)

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the years ended September 30, 2016 and 2015

(Audited)

	Common Stock		Additional
	$0.0001 Par Value		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivables	Earnings	Totals
Balances at September 30, 2014	100,000,000	$10,000	$42,037	$(51,287)	$(151,590)	$(150,840)
Net loss					(51,066)	(51,066)
Balances at September 30, 2015	-	$-	$-	$-	$(51,066)	$(201,906)
Net loss					(56,333)	(56,333)
Balances at September 30, 2016	-	$-	$-	$-	$(107,399)	$(258,239)

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Year Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities
Net loss	$(56,333)	$(51,066)
Changes in operating assets and liabilities:
Prepaid expenses	1,500	(1,500)
Accounts payable and accrued expenses	21,793	13,340
Net cash used in operating activities	(33,040)	(39,226)

Cash flows from financing activities
Proceeds from related party	33,001	39,227
Net cash provided by financing activities	33,001	39,227

NET INCREASE (DECREASE) IN CASH	(39)	1

CASH
Beginning of period	1,975	1,974
End of period	$1,936	$1,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest Expense	$-	$-
Income Taxes	$-	$-

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

On May 3, 2011, the Company effectuated a merger (the “Merger”) pursuant to which its wholly-owned subsidiary, 5V Inc. (“5V”) merged with and into the Company, with the Company continuing as the surviving corporation and the officer and directors of the Corporation replacing the sole officer and director of 5V On the same day, the Company changed its name from “China Gate Acquisition Corp. 1” to “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

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

5V INC. AND SUBSIDIARIES

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

5V INC. AND SUBSIDIARIES

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

5V INC. AND SUBSIDIARIES

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

5V INC. AND SUBSIDIARIES

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

5V INC. AND SUBSIDIARIES

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

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended September 30, 2016 and 2015 However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

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

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases which significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and the Company is currently assessing the impact this standard will have on the Company's financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $258,989, including net operating loss of $56,333 and $51,066 for the years ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company has a shareholders' deficit of $258,239, and a working capital deficit of $258,239, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4 - COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with 400,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. As of September 30, 2016, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

Upon formation of the Company, 7,500,000 shares of common stock were issued to two founders for $750.

On October 30, 2013, the Company issued 92,500,000 shares of common stocks to acquire 100% of 5-V Holding Limited and its subsidiaries.

5V INC. AND SUBSIDIARIES

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

Advance from a related party consist of the following:

	September 30,	September 30,
	2016	2015

Jiang, Jun, CEO of the Company	$222,383	$189,381
Total accounts payable and accrued expenses	$222,383	$189,381

Note 6 - OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the years ended September 30, 2016 and 2015, respectively.

Note 7 - INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward of September 30, 2016 and 2015 was $258,989 and $202,656, respectively. The statutory tax rate for fiscal years 2016 and 2015 is 35%. The significant components of the deferred tax assets as follows:

	September 30,	September 30,
	2016	2015

Losses carry forwards	$90,174	$70,930
Less-Valuation allowance	(90,174)	(70,930)
Total net deferred tax assets	$-	$-

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - COMMITMENTS AND CONTINGENCIES

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s officers and directors concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2016, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2016, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Jun Jiang	52	President and Chairman
Jingquan Lu	53	Vice President, Secretary, Treasurer and Director

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

Jingquan Lu, has served as our Vice President, Secretary and Treasurer since August 24, 2012 and as General Manager of Beijing BNC Health Technology Co. Ltd. since 2011. From 2007 to 2010, he was marketing manager of Jiangsu Dadi Group. From 2005 to 2007, he was marketing manager of Anhui Fengexin Pharmaceutical Corp.

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

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports during the fiscal year ending September 30, 2016.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2016 and 2015.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Jun Jiang President and Chairman	2016 2015	None None	None None	None None	None None
Xiong Wu Former Executive Vice President and Director	2016 2015	None None	None None	None None	None None
Jingquan Lu Vice President, Secretary, Treasurer and Director	2016 2015	None None	None None	None None	None None
Chi Wu Former President, Former Secretary and	2016 2015	None None	None None	None None	None None
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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Jiang President and Chairman 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	43,441,500	43.4%

Jingquan Lu Vice President, Secretary and Treasurer 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	20,000,000	20%

WANG Yu Hua	5,945,600	5.94%

WU Xue	5,267,200	5.27%

All Officers and Directors as a group (2 individuals)	74,654,000	74.65%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock.

(2)	Based on 100,000,000 shares of Common Stock issued and outstanding as of January 19, 2017.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and sole director at no cost.  Management estimates such costs to be immaterial.

Jun Jiang, the Company’s current principal stockholder and director and officer, advanced $222,383 to the Company as of September 30, 2016. Both advances to the Company are used to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand. No principal amount was repaid to such related parties for the past two years.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Zhen was the Company’s independent registered public accounting firm until they were dismissed by the Company on August 6, 2015. On the same day, Lee was appointed to serve as the Company’s independent registered public accounting.

Audit Fees

The aggregate fees billed by Zhen for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $4,500 for the fiscal year ended September 30, 2015.

The aggregate fees billed by Lee for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $10,000 for the fiscal year ended September 30, 2016 and $7,500 for the fiscal year ended September 30, 2015.

Audit-Related Fees

There were no fees billed by Zhen for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2015.

There were no fees billed by Lee for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2016 and September 30, 2015.

Tax Fees

There were no fees billed by Zhen for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended September 30, 2015.

The aggregate fees billed by Lee for professional services for tax compliance, tax advice, and tax planning were $1,500 for the fiscal years ended September 30, 2016 and $1,000 for September 30, 2015.

All Other Fees

There were no fees billed by Zhen for other products and services for the fiscal years ended September 30, 2015.

There were no fees billed by Lee for other products and services for the fiscal years ended September 30, 2015 and September 30, 2015.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The audited financial statements are included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010. *

3.2	By-laws. *

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011. **

3.4	Certificate of Amendment of Certificate of Incorporation (filed herein) ***

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2016.

+32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

***	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 2014.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5V INC.

Dated: January 27, 2017	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 27, 2017	By:	/s/ Jun Jiang
Jun Jiang
President and Chairman
Principal Executive officer
Principal Financial and Accounting Officer

