Form 10-K/A
period 2016-09-30
5V Inc.
filed 2017-03-15
CIK 1504876

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 originally filed on January 27, 2017 (the “Original Filing”) by 5V Inc., a Nevada corporation (“we,” “us,” “our”, “5V”, the “Company”, or “our company”). We are filing this Amendment to include the report of our Independent Registered Public Accounting Firm that was inadvertently omitted from the Original Filing and also to revise the framework based on which our management evaluated our internal control over financial reporting.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

PART I

Item 1. Description of Business.

5V Inc. (the “Company”) was incorporated in the State of Delaware on February 19, 2010 under the name “China Gate Acquisition Corp. 1” and maintained its principal executive office at 745 E. Valley Blvd. #326, San Gabriel, CA 91776, which address is a rented mailbox. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected September 30 as its fiscal year end.

On May 3, 2011, the Company completed a merger (the “Merger”) pursuant to which the Company’s wholly owned subsidiary, 5V Inc. a Delaware corporation was merged with and into the Company.  In connection with the Merger, the Company adopted the name “5V Inc.” by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

On August 24, 2012, in connection with the terms and conditions of a Securities Purchase Agreement, dated August 24, 2012 (the “Purchase Agreement”), Jun Jiang and Xiong Wu purchased all of the issued and outstanding shares of common stock of the Company.  In connection with the terms and conditions of the Purchase Agreement, Chi Wu resigned (i) as President, Secretary, and all other officer positions of the Company, effective upon the closing of the transaction contemplated in the Purchase Agreement, and (ii) as director of the Company, effective ten (10) days following the filing of an Information Statement on Schedule 14f-1 and mailing to Company shareholders (the “Effective Time”) with respect to the change in a majority of the board of directors. Concurrent with the Closing, the board of directors of the Company (the “Board”) (i) appointed Jun Jiang to serve as Chairman of the Board, President and a director of the Company effective immediately following the Closing, (ii) appointed Xiong Wu to serve as Executive Vice President and a director of the Company effective as of the Effective Time and (iii) appointed Jingquan Lu to serve as Vice President, Secretary and Treasurer of the Company effective as of the Closing Date.

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

The Company is currently considered to be a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

5V Inc.

We have audited the accompanying balance sheets of 5V Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended September 30, 2016. 5V Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5V Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period then ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of 5V Inc.’s internal control over financial reporting as of September 30, 2016 included in the accompanying report and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that 5V Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Jimmy P. Lee, CPA PC

Astoria, NY

January 18, 2017

5V Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	September 30, 2015
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,936	$1,975
Prepaid expenses	-	1,500
Total Current Assets	1,936	3,475
Land, Property & equipment (net)	-	-
Total Assets	$1,936	$3,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,792	$16,000
Due to related parties	222,383	189,381
Total Current Liabilities	260,175	205,381
Total Liabilities	260,175	205,381

Commitments & contingencies	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at December 31, 2015 and September 30, 2015, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated loss	(258,989)	(202,656)
Total stockholders’ deficit	(258,239)	(201,906)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,936	$3,475

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

5V Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

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

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in U.S. dollars.

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

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended September 30, 2016 and 2015 However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In February 2016, the FASB issued ASU 2016-02, Leases which significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and the Company is currently assessing the impact this standard will have on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation – Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $258,989, including net operating loss of $56,333 and $51,066 for the years ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company has a shareholders’ deficit of $258,239, and a working capital deficit of $258,239, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

In  connection  with the audit of the fiscal years ended September 30, 2014 and 2013 and through the date hereof, there were (i) no disagreements with Zhen on any matter of accounting  principles or practices,  financial statement  disclosure, or auditing scope or procedure, which disagreements if not  resolved  to the  satisfaction  of Zhen would  have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K except certain material weaknesses in the internal controls over financial reporting as disclosed in the Form 10-K for the fiscal year ended September 30, 2013.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s officers and directors concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2016, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

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
Former Sole Director

The Company’s officers and directors have not received any cash or other compensation since inception.  They will not receive any compensation until the consummation of an acquisition.  No compensation of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The audited financial statements are included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010. *

3.2	By-laws. *

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011. **

3.4	Certificate of Amendment of Certificate of Incorporation (filed herein) ***

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2016.

+32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

***	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 2014.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5V INC.

Dated: March 15, 2017	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2017	By:	/s/ Jun Jiang
Jun Jiang
Director

