Form 10-Q
period 2017-03-31
5V Inc.
filed 2017-05-22
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of May 19, 2017.

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

PART I – FINANCIAL INFORMATION

Item 1.

5V INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At March 31, 2017 and September 30, 2016

For the Three and Six Months ended March 31, 2017 and 2016

1

5V INC. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5 - F-15

5V Inc and Subsidiaries

Consolidated Balance Sheets

	March 31,	September 30,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,917	$1,936
Prepaid expenses	-	-
Total Current Assets	1,917	1,936
Total Assets	$1,917	$1,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$44,292	$37,792
Due to related parties	234,988	222,383
Total Current Liabilities	279,280	260,175
Total Liabilities	279,280	260,175

Commitments & contingencies	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at March 31, 2017 and September 30, 2016, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated earnings	(278,113)	(258,989)
Total stockholders' deficit	(277,363)	(258,239)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,917	$1,936

The accompanying notes are an integral part of these financial statements

5V Inc and Subsidiaries

Consolidated Statements of Operations

(Uuadited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
General and administrative expenses	15,312	9,094	19,124	13,112
Total Operating Expenses	15,312	9,094	19,124	13,112

Income (Loss) from operation	(15,312)	(9,094)	(19,124)	(13,112)

Other income
Interest income, net	-	2	-	2
Total other income	-	2	-	2

Income before income tax	(15,312)	(9,092)	(19,124)	(13,110)

Income tax	-	-	-	-

Net income	(15,312)	(9,092)	(19,124)	(13,110)

Foreign currency translation adjustment	-	-	-	-

Comprehensive income	$(15,312)	$(9,092)	$(19,124)	$(13,110)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

Net income per share
Basic and diluted	$(0.0002)	$(0.0001)	$(0.0002)	$(0.0001)

The accompanying notes are an integral part of these financial statements

5V Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities
Net loss	$(19,124)	$(13,110)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,000
Accounts payable and accrued expenses	6,500	(7,579)
Net cash used in operating activities	(12,624)	(19,689)

Cash flows from financing activities
Proceeds from related party	12,605	19,650
Net cash provided by financing activities	12,605	19,650

NET INCREASE (DECREASE) IN CASH	(19)	(39)

CASH
Beginning of period	1,936	1,975
End of period	$1,917	$1,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

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

5V, Inc
Incorporated in State of Delaware
on February 19, 2010
Acquired 100% equity interest
on Oct 30, 2013 via share exchange
5-V Holding Limited
Incorporated in Bristish Virgin Island
on April 20, 2011
Acquired 100% equity interest
on May 6, 2011 via incorporation
5V Group Limited
Incorporated in Hong Kong
on May 6, 2011
Acquired 100% equity interest
on March 12, 2013 via incorporation
Shanghai BNC Biotechnology Co. Ltd.
Incorporated in Shanghai, China
on March 12, 2013

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

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $278,113, including net operating loss of $19,124 and $13,112 for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company has a shareholders' deficit of $277,363, and a working capital deficit of $277,363, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

Advance from a related party consist of the following:

	March 31,	September 30,
	2017	2016

Jiang, Jun, CEO of the Company	$234,988	$222,383
Total accounts payable and accrued expenses	$234,988	$222,383

Note 6 - OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the six months ended March 31, 2017 and 2016, respectively.

Note 7 - INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of March 31, 2017 and September 30, 2016 was $278,113 and $258,989, respectively. The statutory tax rate for fiscal years 2017 and 2016 is 35%. The significant components of the deferred tax assets as follows:

	March 31,	September 30,
	2017	2016

Losses carry forwards	$85,438	$90,174
Less-Valuation allowance	(85,438)	(90,174)
Total deferred tax assets, net	$-	$-

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

For the three months ended March 31, 2017 and 2016, the Company had general and administrative expenses $15,312 and $9,094 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. The Company received interest income of $nil and $2 for the three months ended March 31, 2017 and 2016, respectively. As a result, the Company generated a net loss of $15,312 and $9,092, respectively.

For the six months ended March 31, 2017 and 2016, the Company had general and administrative expenses $19,124 and $13,112 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. The Company received interest income of $nil and $2 for the six months ended March 31, 2017 and 2016, respectively. As a result, the Company generated a net loss of $19,124 and $13,110, respectively.

Liquidity and Capital Resources

As of March 31, 2017 and September 30, 2016, the Company had cash of $1,917 and $1,936, respectively. The Company’s liabilities as of March 31, 2017 were $279,280, comprised of $44,292 in accounts payable and $234,988 in short-term advances from a related party. This compares with total liabilities of $260,175, comprised of $37,792 in accounts payable, and 222,383 in short-term advances from a related party as of September 30, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

3

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2017 and 2016.

	For six months Ended March 31, 2017	For six months Ended March 31, 2016
Net Cash (Used in) Operating Activities	$(12,624)	$(19,689)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	12,605	19,650
Net Increase (Decrease) in Cash and Cash Equivalents	$(19)	$(39)

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V INC.

Dated: May 22, 2017	By:	/s/ Jun Jiang
Jun Jiang
President
(Principal Executive officer, and Principal Financial and Accounting Officer)

6