Form 10-Q
period 2017-06-30
5V Inc.
filed 2017-08-21
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of August 18, 2017.

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

PART I – FINANCIAL INFORMATION

Item 1.

5V INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At June 30, 2017 and September 30, 2016

For the Three and Nine Months ended June 30, 2017 and 2016

1

5V INC. AND SUBSIDIARIES

5V Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	September 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,917	$1,936
Total Current Assets	1,917	1,936
Total Assets	$1,917	$1,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,595	$37,792
Due to related parties	246,992	222,383
Total Current Liabilities	284,587	260,175
Total Liabilities	284,587	260,175

Commitments & contingencies	-	-

Stockholders' Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at June 30, 2017 and September 30, 2016, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated earnings	(283,420)	(258,989)
Total stockholders' deficit	(282,670)	(258,239)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,917	$1,936

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Operating expenses
General and administrative expenses	5,308	4,156	24,432	17,268
Total Operating Expenses	5,308	4,156	24,432	17,268

Income (Loss) from operation	(5,308)	(4,156)	(24,432)	(17,268)

Other income
Interest income, net	1	-	1	2
Total other income	1	-	1	2

Income before income tax	(5,307)	(4,156)	(24,431)	(17,266)

Income tax	-	-	-	-

Net income	(5,307)	(4,156)	(24,431)	(17,266)

Foreign currency translation adjustment	-	-	-	-

Comprehensive income	$(5,307)	$(4,156)	$(24,431)	$(17,266)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000

Net income per share Basic and diluted	$(0.0001)	$-	$(0.0002)	$(0.0002)

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	(Unaudited)	(Unaudited)
	For the Nine Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities
Net loss	$(24,431)	$(17,266)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,500
Accounts payable and accrued expenses	(197)	(10,519)
Net cash used in operating activities	(24,628)	(26,285)

Cash flows from financing activities
Proceeds from related party	24,609	26,246
Net cash provided by financing activities	24,609	26,246

NET INCREASE (DECREASE) IN CASH	(19)	(39)

CASH
Beginning of period	1,936	1,975
End of period	$1,917	$1,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For the Company, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For the Company, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $283,420, including net operating loss of $24,431 and $17,266 for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company has a shareholders' deficit of $282,670, and a working capital deficit of $282,670, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

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

Advance from a related party consist of the following:

	June 30,	September 30,
	2017	2016

Jiang, Jun, CEO of the Company	$246,992	$222,383
Total accounts payable and accrued expenses	$246,992	$222,383

Note 6 - OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the nine months ended June 30, 2017 and 2016, respectively.

Note 7 - INCOME TAX

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The cumulative net operating loss carry forward as of June 30, 2017 and September 30, 2016 was $283,420 and $258,989, respectively. The statutory tax rate for fiscal years 2017 and 2016 is 35%. The significant components of the deferred tax assets as follows:

	June 30,	September 30,
	2017	2016

Losses carry forwards	$99,197	$90,646
Less-Valuation allowance	(99,197)	(90,646)
Total deferred tax assets, net	$-	$-

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

2

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

For the three months ended June 30, 2017 and 2016, the Company had general and administrative expenses $5,308 and $4,156 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. The Company received interest income of $1 and $nil for the three months ended June 30, 2017 and 2016, respectively. As a result, the Company generated a net loss of $5,307 and $4,156, respectively.

For the nine months ended June 30, 2017 and 2016, the Company had general and administrative expenses $24,432 and $17,268 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. The Company received interest income of $1 and $2 for the nine months ended June 30, 2017 and 2016, respectively. As a result, the Company generated a net loss of $24,431 and $17,266, respectively.

Liquidity and Capital Resources

As of June 30, 2017 and September 30, 2016, the Company had cash of $1,917 and $1,936, respectively. The Company’s liabilities as of June 30, 2017 were $284,587, comprised of $37,595 in accounts payable and $246,992 in short-term advances from a related party. This compares with total liabilities of $260,175, comprised of $37,792 in accounts payable, and $222,383 in short-term advances from a related party as of September 30, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2017 and 2016.

	For nine months Ended June 30, 2017	For nine months Ended June 30, 2016
Net Cash (Used in) Operating Activities	$(24,628)	$(26,285)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	24,609	26,246
Net Increase (Decrease) in Cash and Cash Equivalents	$(19)	$(39)

Net cash provided by financing activities consist of advances made by related party to pay for the Company expenses incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations.

The Company has nominal assets and has generated no revenues since its inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

3

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V INC.

Dated: August 21, 2017	By:	/s/ Jun Jiang
Jun Jiang
President (Principal Executive officer, and Principal Financial and Accounting Officer)

6