Form 10-K
period 2017-09-30
5V Inc.
filed 2018-01-16
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

As of March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date hereof there were no non-affiliate holders of common stock of the Company and there was no trading market for the Company’s common stock.

As of January 12, 2018, there were 100,000,000 shares of common stock, par value $.0001 per share, outstanding.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed nor quoted on any publicly-traded market.  As of January 12, 2018, there are 27 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2017 or the subsequent period.

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

For the years ended September 30, 2017 and 2016, the Company had general and administrative expenses $35,003 and $56,334 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. The Company received interest income of $1 and $1 for the years ended September 30, 2017 and 2016, respectively. As a result, the Company generated a net loss of $35,002 and $56,333, respectively.

Liquidity and Capital Resources

As of the September 30, 2017 and 2016, the Company had cash of $1,917 and $1,936, respectively. The Company’s liabilities as of September 30, 2017 were $295,158, comprised of $39,083 in accounts payable and $256,075 in short-term advances from a related party. This compares with total liabilities of $260,175, comprised of $37,792 in accounts payable, and $222,383 in short-term advances from a related party as of September 30, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2017 and 2016.

	For the years Ended September 30, 2017	For the years Ended September 30, 2016
Net Cash (Used in) Operating Activities	$(33,711)	$(33,041)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	33,692	33,002
Net Increase (Decrease) in Cash and Cash Equivalents	$(19)	$(39)

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

Item 8.    Financial Statements and Supplementary Data.

5V INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

At September 30, 2017 and 2016 and

for the Years ended September 30, 2017 and 2016

5V INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 5V, Inc.

We have audited the accompanying balance sheets of 5V, Inc. as of September 30, 2017, and 2016, and the related statements of operation, stockholders’ equity, and cash flows for each of the years in the two-year period then ended September 30, 2017. 5V, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5V, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year then ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of 5V, Inc.’s internal control over financial reporting and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that 5V, Inc will continue as a going concern. As discussed in Note 3 to the financial statements, the conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee, CPA P.C.

Flushing, NY

January 12, 2018

5V Inc. and Subsidiaries

Consolidated Balance Sheets

(Audited)

	September 30, 2017	September 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$1,917	$1,936
Total Current Assets	1,917	1,936
Total Assets	$1,917	$1,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$39,083	$37,792
Due to related parties	256,075	222,383
Total Current Liabilities	295,158	260,175
Total Liabilities	295,158	260,175

Commitments & contingencies	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at September 30, 2017 and 2016, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated earnings	(293,991)	(258,989)
Total stockholders’ deficit	(293,241)	(258,239)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,917	$1,936

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For the Year Ended
	September 30, 2017	September 30, 2016
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative expenses	35,003	56,334
Total Operating Expenses	35,003	56,334

Income (Loss) from operation	(35,003)	(56,334)

Other income (loss)
Interest income, net	1	1
Total other income	1	1

Loss before income tax	(35,002)	(56,333)

Income tax	-	-

Net loss	(35,002)	(56,333)

Foreign currency translation adjustment	-	-

Comprehensive loss	$(35,002)	$(56,333)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000

Net loss per share
Basic and diluted	$(0.0004)	$(0.0006)

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended September 30, 2017 and 2016

(Audited)

	Common Stock		Additional
	$0.0001 Par Value		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivables	Earnings	Totals
Balances at September 30, 2015	100,000,000	$10,000	$42,037	$(51,287)	$(202,656)	$(201,906)
Net loss					(56,333)	(56,333)
Balances at September 30, 2016	100,000,000	$10,000	$42,037	$(51,287)	$(258,989)	$(258,239)
Net loss					(35,002)	(35,002)
Balances at September 30, 2017	100,000,000	$10,000	$42,037	$(51,287)	$(293,991)	$(293,241)

The accompanying notes are an integral part of these financial statements

5V Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Year Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities
Net loss	$(35,002)	$(56,333)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,500
Accounts payable and accrued expenses	1,291	21,792
Net cash used in operating activities	(33,711)	(33,041)

Cash flows from financing activities
Proceeds from related party	33,692	33,002
Net cash provided by financing activities	33,692	33,002

NET INCREASE (DECREASE) IN CASH	(19)	(39)

CASH
Beginning of period	1,936	1,975
End of period	$1,917	$1,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest Expense	$-	$-
Income Taxes	$-	$-

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

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended September 30, 2017 and 2016 However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $293,991, including net operating loss of $35,002 and $56,333 for the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company has a shareholders’ deficit of $293,241, and a working capital deficit of $293,241, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4 - COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with 400,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. As of September 30, 2017, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

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

Advance from a related party consist of the following:

	September 30,	September 30,
	2017	2016

Jiang, Jun, CEO of the Company	$256,075	$222,383
Total accounts payable and accrued expenses	$256,075	$222,383

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the years ended September 30, 2017 and 2016, respectively.

Note 7 - INCOME TAX

5V Inc. was incorporated under the law the United States of America laws, the statutory income tax rate is 35%.

5-V Holding Limited was incorporated under the current laws of the British Virgin Islands which is not subject to tax on income or capital gains.

5V Group Limited was incorporated under the Hong Kong tax laws, the statutory income tax rate is 16.5%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Shanghai BNC Biotechnology Co., Ltd. was incorporated under the China Enterprise Income Tax Law, or the EIT Law, domestic enterprises and foreign investment enterprises, or FIE, are subject to a unified 25% enterprise income tax rate, except for certain entities that are entitled to tax holidays or exemptions.

The Company has operating losses that may be applied against future taxable income. The potential tax benefits arising from these losses carry forwards, which expire beginning the year 2030, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.

The cumulative net operating loss carry forward as of September 30, 2017 and 2016 was $293,991 and $258,989, respectively. The significant components of the deferred tax assets as follows:

	September 30,	September 30,
	2017	2016

Losses carry forwards	$98,584	$86,443
Less-Valuation allowance	(98,584)	(86,443)
Total deferred tax assets, net	$-	$-

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

None.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s officers and directors, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s officers and directors concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2017, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended September 30, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Jun Jiang	53	President and Chairman
Jingquan Lu	54	Vice President, Secretary, Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers are elected by and serve at the discretion of the Board of Directors.

Jun Jiang, has served as our Chairman, President, CEO and a director since August 24, 2012 and as the CEO and director of Beijing BNC Health Technology Co. Ltd. since March, 2007. Beijing BNC Health Technology Co. Ltd. is a leading herbal based health products and natural organic skincare products company. Mr. Jiang served as the Executive Director of Beijing HuakeHongzhang Health Technology Co. Ltd. from October 2005 to March 2007 responsible for technology development. From July 2004 to October 2005, June Jiang served as the President of Beijing Duoweite Biotech Co. Ltd., a health products company. Ms. Jiang’s past experiences in the health products business will be beneficial to the Company. Ms. Jiang obtained a Bachelor of Science in Biology from Liaoning University in Liaoning, China.

Jingquan Lu, has served as our Vice President, Secretary and Treasurer since August 24, 2012 and as General Manager of Beijing BNC Health Technology Co. Ltd. since 2011. From 2007 to 2010, he served as marketing manager of Jiangsu Dadi Group. From 2005 to 2007, he was marketing manager of Anhui Fengexin Pharmaceutical Corp.

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

Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports during the fiscal year ending September 30, 2017.

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

Item 11. Executive Compensation.

The following table sets forth all of the compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended September 30, 2017 and 2016.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Jun Jiang President and Chairman	2017 2016	None None	None None	None None	None None
Xiong Wu Former Executive Vice President and Director	2017 2016	None None	None None	None None	None None
Jingquan Lu Vice President, Secretary, Treasurer and Director	2017 2016	None None	None None	None None	None None
Chi Wu Former President, Former Secretary and Former Sole Director	2017 2016	None None	None None	None None	None None

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jun Jiang President and Chairman 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	43,441,500	43.4%

Jingquan Lu Vice President, Secretary and Treasurer 7th Floor, West Tower, Four Points Sheraton Hotel, Futian, Shenzhen, China	20,000,000	20%

Yu Hua Wang	5,945,600	5.94%

Xue Wu	5,267,200	5.27%

All Officers and Directors as a group (2 individuals)	74,654,000	74.65%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock.

(2)	Based on 100,000,000 shares of Common Stock issued and outstanding as of January 12, 2018.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its Chief Executive Officer at no cost.  Management estimates such costs to be immaterial.

Jun Jiang, the Company’s current principal stockholder and director and officer, advanced $256,075 to the Company as of September 30, 2017. Both advances to the Company are used to cover legal, audit, and filing fees, general office administration and other expenses. The advances are unsecured, with no interest, payable upon demand. No principal amount was repaid to such related parties for the past two years.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Jimmy P. Lee, CPA PC was appointed to serve as the Company’s independent registered public accounting firm on August 6, 2015 and has been serving as the Company’s independent registered public accounting firm since then.

Audit Fees

The aggregate fees billed by Jimmy P. Lee, CPA PC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $10,000 for each of the fiscal years ended September 30, 2017 and September 30, 2016.

Audit-Related Fees

There were no fees billed by Jimmy P. Lee, CPA PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2017 and September 30, 2016.

Tax Fees

The aggregate fees billed by Jimmy P. Lee, CPA PC for professional services for tax compliance, tax advice, and tax planning were $1,500 for each of the fiscal years ended September 30, 2017 and September 30, 2016.

All Other Fees

There were no fees billed by Jimmy P. Lee, CPA PC for other products and services for the fiscal years ended September 30, 2017 and September 30, 2016.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company. All audit, audit-related, tax and other permitted service provided by the independent auditors are pre-approved by the Board of Directors. All of the services provided by our independent registered public accountants described above were approved by our Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The audited financial statements are included in Item 8 of this annual report on Form 10-K.

(b)  Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 19, 2010. *

3.2	By-laws. *

3.3	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on May 3, 2011. **

3.4	Certificate of Amendment of Certificate of Incorporation (filed herein) ***

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2017.

+32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 9, 2010, and incorporated herein by this reference.

**	Filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

***	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 2014.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5V INC.

Dated: January 16, 2018	By:	/s/ Jun Jiang
Jun Jiang
President
Duly Authorized Officer
Principal Executive officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 16, 2018	By:	/s/ Jun Jiang
Jun Jiang
Director

