Form 10-Q
period 2017-12-31
5V Inc.
filed 2018-02-20
CIK 1504876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares of common stock of the registrant, par value $.0001 per share, were outstanding as of February 15, 2018.

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

PART I – FINANCIAL INFORMATION

Item 1.

5V INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

For the three months ended December 31, 2017 and 2016

1

5V INC. AND SUBSIDIARIES

5V, Inc and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	September 30, 2017
ASSETS
Current Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$1,917	$1,917
Prepaid expenses	-	-
Total Current Assets	1,917	1,917
Total Assets	$1,917	$1,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$34,600	$39,083
Due to related parties	265,158	256,075
Total Current Liabilities	299,758	295,158
Total Liabilities	299,758	295,158

Commitments & contingencies	-	-

Stockholders’ Deficit
Common stock, $0.0001 par value, 400,000,000 shares authorized; 100,000,000 shares issued at December 31, 2017 and September 30, 2017, respectively	10,000	10,000
Additional paid-in capital	42,037	42,037
Subscription receivables	(51,287)	(51,287)
Accumulated earnings	(298,591)	(293,991)
Total stockholders’ deficit	(297,841)	(293,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,917	$1,917

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2017	December 31, 2016
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative expenses	4,600	3,812
Total Operating Expenses	4,600	3,812

Income (Loss) from operation	(4,600)	(3,812)

Other income
Interest income, net	-	-
Total other income	-	-

Income before income tax	(4,600)	(3,812)

Income tax	-	-

Net income	(4,600)	(3,812)

Foreign currency translation adjustment	-	-

Comprehensive income	$(4,600)	$(3,812)

Common Shares Outstanding, basic and diluted	100,000,000	100,000,000

Net income per share
Basic and diluted	$-	$-

The accompanying notes are an integral part of these financial statements

5V, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities
Net loss	$(4,600)	$(3,812)
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(4,483)	(4,792)
Net cash used in operating activities	(9,083)	(8,604)

Cash flows from financing activities
Proceeds from related party	9,083	8,604
Net cash provided by financing activities	9,083	8,604

NET INCREASE (DECREASE) IN CASH	-	-

CASH
Beginning of period	1,917	1,936
End of period	$1,917	$1,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2017 as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended September 30, 2017.

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

(Unaudited)

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

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended December 31, 2017 and the years ended September 30 2017 However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

(Unaudited)

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

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company has an accumulated loss since inception of $298,591, including net operating loss of $4,600 and $3,812 for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company has a shareholders’ deficit of $297,841, and a working capital deficit of $297,841, which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. To date, the Company’s cash flow requirements have been primarily met through advances from shareholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4 - COMMON STOCK AND PREFERRED STOCK

The Company has authority to issue 410,000,000 shares of capital stock. These shares are divided into two classes with 400,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. As of December 31, 2017, the Company has no preferred stocks issued and outstanding, and has issued and outstanding of 100,000,000 shares of common stock at par value of $0.0001 per share.

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

Advance from a related party consist of the following:

	December 31,	September 30,
	2017	2017

Jiang, Jun, CEO of the Company	$265,158	$256,075
Total accounts payable and accrued expenses	$265,158	$256,075

5V INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - OFFICE RENTAL EXPENSE

From time to time, our officers and directors provide office space to us for free. However, we have not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 and $0 for the three months ended December 31, 2017 and 2016, respectively.

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

The cumulative net operating loss carry forward as of December 31, 2017 and September 30, 2017 was $264,003 and $259,403, respectively. The significant components of the deferred tax assets as follows:

	December 31,	September 30,
	2017	2017

Losses carry forwards	$92,401	$90,791
Less-Valuation allowance	(92,401)	(90,791)
Total deferred tax assets, net	$-	$-

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

F-11

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

For the three months ended December 31, 2017 and 2016, the Company had general and administrative expenses $4,600 and $3,812 comprised of legal, filing, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual and quarterly reports in connection with its reporting obligations. As a result, the Company generated a net loss of $4,600 and $3,812, respectively.

Liquidity and Capital Resources

As of the December 31, 2017 and September 30, 2017, the Company had cash of $1,917 and $1,917, respectively. The Company’s liabilities as of December 31, 2017 were $299,758, comprised of $34,600 in accounts payable and $265,158 in short-term advances from a related party. This compares with total liabilities of $295,158, comprised of $39,083 in accounts payable, and $256,075 in short-term advances from a related party as of September 30, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

3

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2017 and 2016.

	For the three months Ended December 31, 2017	For the three months Ended December 31, 2016
Net Cash (Used in) Operating Activities	$(9,083)	$(8,604)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	9,083	8,604
Net Increase (Decrease) in Cash and Cash Equivalents	$0	$0

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5V INC.

Dated: February 20, 2018	By:	/s/ Jun Jiang
Jun Jiang
President (Principal Executive officer, and Principal Financial and Accounting Officer)

 6